Form 10-K
period 2009-06-30
Dynasty Energy Resources, Inc.
filed 2009-10-13
CIK 1417907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission File Number 000-1417907

DYNASTY ENERGY RESOURCES, INC.

(Name of small business issuer in its charter)

Delaware	26-2373311
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

#2 Goldstreet, PH#13

New York, New York 10038

(Address of principal executive offices)

(212) 248-0834

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

Number of shares of the registrant’s common stock outstanding as of October 12, 2009, was 100,255,890.

TABLE OF CONTENTS

PART I

2

ITEM 1

BUSINESS

2

ITEM 1A

RISK FACTORS

7

ITEM 1B

UNRESOLVED STAFF COMMENTS

10

ITEM 2

PROPERTIES

10

ITEM 3

LEGAL PROCEEDINGS

11

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

11

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  11

ITEM 6

SELECTED FINANCIAL DATA

11

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  12

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  25

PART 9A

CONTROLS AND PROCEDURES

25

PART III

25

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

25

ITEM 11

EXECUTIVE COMPENSATION

26

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  26

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

27

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

27

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

27

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

ITEM 1

BUSINESS

Overview

We were incorporated October 4, 2007 as a subsidiary of Alma International, Inc. Our former parent company, Alma International, Inc. (Alma) was originally incorporated in Florida as R.A.B Capital on July 19, 1998.  Prior to ceasing operations in 2002, Alma was in the business of designing, marketing and selling African Jewelry.  On June 4, 1991, R.A.B Capital changed its name to Alma International, Inc. and Alma later re-domiciled to Oklahoma in September, 2007.

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

We are authorized to issue an aggregate amount of Five Hundred Million (500,000,000) shares of stock, of which Four Hundred Eighty Million (480,000,000) shares are designated as common stock with a $0.00001 par value, and twenty Million (20,000,000) shares are designated as preferred stock with a $0.00001 Par value.  Each shareholder of common stock shall be entitled to one vote for each share of common stock held.  As of January 9, 2008, there was 100,255,890 shares of common stock outstanding with no preferred shares of stock outstanding.

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

- - 2 - -

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

- - 3 - -

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

- - 4 - -

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

- - 5 - -

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

FACILITIES

The Company is currently using as its principal place of business the business office of its President and director, James A. Ditanna, at #2 Goldstreet, PH#13, New York, New York 10038. Under Mr. Ditanna’s employment agreement he is to provide the space at no additional charge. It is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

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

- - 6 - -

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

- - 7 - -

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

- - 8 - -

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

- - 9 - -

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

We presently occupy office space at #2 Goldstreet, PH# 13, New York, New York 10038.  This space is provided to the Company by our President through his employment agreement at no additional charge, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.

- - 10 - -

ITEM 3

LEGAL PROCEEDINGS

No litigation is pending or threatened by or against the Company.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is traded on the Pink Sheets under the symbol “DYER”; however it is very limited Public Market for the common stock.  As of June 30, 2009, 100,255,890 shares of common stock were outstanding. We have been assigned the trading symbol “DYER” for trading on the “Pink sheets.” There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range

               High       Low

Fiscal year ended June 30, 2009

First Quarter

              $.009

$.002

Second Quarter

              $.01

$.002

Third Quarter

              $.003

$.002

Fourth Quarter

              $.003

$.002

Fiscal year ended June 30, 2008

First Quarter

              $.009

$.002

Second Quarter

              $.01

$.002

Third Quarter

Fourth Quarter

As of June 30, 2009, there were 122 holders of record of the Company’s common stock.

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

- - 11 - -

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

Results of Operations

Year Ended June 30, 2009, compared to Year Ended June 30, 2008

No operating revenues were generated during the year ended June 30, 2009 or 2008.  Operating expenses increased to $71,200 for the year ended June 30, 2009, compared to $37,500 for the year ended June 30, 2008.  The increase in operating expenses resulted from a full twelve months of expenses recognized under Mr. Ditanna's employment agreement. The Company’s net loss increased to $71,200 for the year ended June 30, 2009, compared to $37,500 for the year ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a working capital deficiency of $256,200, compared to a working capital deficiency of $185,000 as of June 30, 2008. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  Expenses incurred and paid during 2009 and 2008 were paid by a stockholder. At June 30, 2009, the Company had current liabilities of $256,200 compared to $185,000 at June 30, 2008. Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

- - 12 - -

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

Net Operating Loss

The Company has accumulated approximately $137,000 of net operating loss carry forwards as of June 30, 2009. This loss carry forward may be offset against future taxable income through the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended June 30,, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

- - 13 - -

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Rochester, New York

Board of Directors and Shareholders
Dynasty Energy Resources, Inc.
New York, NY

I have audited the accompanying balance sheets of Dynasty Energy Resources, Inc. as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynasty Energy Resources, Inc. as of June 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $70,000 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 9, 2009

/s/   Michael F. Cronin

Michael F. Cronin

Certified Public Accountant

NY, FL

- - 14 - -

Dynasty Energy Resources, Inc.
Balance Sheet

June 30, 2009	June 30, 2008

Assets
Current assets
Cash	$ 0	$ 0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$ 0	$ 0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$ 11,200	$ 0
Accrued expenses	135,000	135,000
Accrued officers compensation	110,000	50,000
Total current liabilities	256,200	185,000

Stockholders' Deficiency:
Common stock-480,000,000 authorized $.00001 par value
100,255,890 issued & outstanding	1,003	1,003
Additional Paid-in Capital	53,024	53,024
Accumulated Deficit	(310,227)	(239,027)
Total Stockholders' Deficiency	(256,200)	(185,000)

Total Liabilities & Stockholders' Deficiency	$ 0	$ 0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

- - 15 - -

Dynasty Energy Resources, Inc.
Statement of Operations

Year Ended June 30, 2009	Year Ended\ June 30, 2008

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	71,200	37,500
Other	0	0
Interest	0	0
Total Costs & Expenses	71,200	37,500

Net Loss	($71,200)	($37,500)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net income (loss)	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	100,255,890	100,255,890

See Summary of Significant Accounting Policies and Notes to Financial Statements.

- - 16 - -

Dynasty Energy Resources, Inc.
Statement of Cash Flows

Year Ended June 30, 2009	Year Ended June 30, 2008

Cash flows from operating activities:
Net Loss	($71,200)	($30,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	60,000	30,000
Increase (decrease) in accounts payable & accrued expenses	11,200	0
Cash flows used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements.

See Summary of Significant Accounting Policies and Notes to Financial Statements.

- - 17 - -

Dynasty Energy Resources, Inc.
Statement of Stockholders' Deficiency

Common
Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at December 31, 2006	30,255,890	$303	$0	($8,303)
Deemed capital contributions for expenses paid in lieu of cash received			9,260
Shares issued for services	70,000,000	700	43,764
Net Loss				(200,724)
Balance at December 31, 2007	100,255,890	$1,003	$53,024	($209,027)
Net Loss				(30,000)
Balance at June 30, 2008	100,255,890	$1,003	$53,024	($239,027)
Net Loss				(71,200)
Balance at June 30, 2009	100,255,890	$1,003	$53,024	($310,227)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

- - 18 - -

DYNASTY ENERGY RESOURCES, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 June 30, 2009

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

- - 19 - -

Fair Value Accounting: On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

- - 20 - -

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007.

We file a federal and state income tax return. The Company’s federal and state income tax returns are open for fiscal years ending after December 31, 2006.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2009 and June 30, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

- - 21 - -

DYNASTY ENERGY RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

2.  Commitments:

Employment Agreement: We employ Mr. Ditanna, the Company’s President, under a 24 month employment agreement. The agreement that may be terminated by Mr. Ditanna at will with proper notification. The Company is obligated to pay $60,000 annually as base compensation and for the use of office space through August, 2009. $110,000 and $50,000 was due and accrued through June 30, 2009 and June 30, 2008, respectively. The future minimum obligation under this agreement is $10,000 at June 30, 2009.

         Accrued Expenses: Accrued expenses consist of legal of $125,000 and audit fees of $10,000.

- - 22 - -

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

        Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123I”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

5.  Income Taxes

The Company has approximately $200,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire through the year 2030. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset of $68,000 based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax assets.

- - 23 - -

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

- - 24 - -

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

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

- - 25 - -

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

ITEM 11

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2009 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

- - 26 - -

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

- - 27 - -

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Included herein under Item 8.

- - 28 - -

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 12, 2009	By:	/s/ James A. Ditanna
James A. Ditanna
President, Chief Executive Officer and Sole Director

- - 29 - -