Form 10-Q
period 2009-09-30
Dynasty Energy Resources, Inc.
filed 2009-11-13
CIK 1417907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐

Accelerated filer

Non-accelerated filer ☐

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the issuer's common stock as of November 13, 2009, was 100,255,890 shares.

INDEX

DYNASY ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements ………………………………....…………………………………………………… 3

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

9

Item 4.

Controls and Procedures

9

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

10

Item 1A.

Risk Factors….

10

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Securities Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

SIGNATURE

10

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Dynasty Energy Resources, Inc.
Balance Sheet

Sept. 30, 2009	June 30, 2009
(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$11,200	$11,200
Accrued expenses	135,000	135,000
Accrued officers compensation	120,000	110,000
Total current liabilities	266,200	256,200

Stockholders' Deficiency:
Common stock-480,000,000 authorized $.00001 par value
100,255,890 issued & outstanding	1,003	1,003
Additional Paid-in Capital	53,024	53,024
Accumulated Deficit	(320,227)	(310,227)
Total Stockholders' Deficiency	(266,200)	(256,200)

Total Liabilities & Stockholders' Deficiency	$0	$0
See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Operations
(unaudited)

Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	10,000	16,000
Other	0	0
Interest	0	0
Total Costs & Expenses	10,000	16,000

Net Loss	($10,000)	($16,000)
Preferred stock dividends	0	0
Net income (loss) available to common shareholders	($10,000)	($16,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net income (loss)	$0.00	($0.00)

Weighted average shares outstanding (basic & diluted)	100,255,890	100,255,890
See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008
Cash flows from operating activities:

Net Loss	($10,000)	($16,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	10,000	15,000
Extraordinary gain from extinguishment of debt
Increase (decrease) in accounts payable & accrued expenses	0	1,000
Cash flows used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See Notes to Unaudited Interim Financial Statements

DYNASTY ENERGY RESOURCES, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4.	Related Party Transactions Not Disclosed Elsewhere

Employment Agreement: We employ Mr. Ditanna, the Company’s President, under a 24 month employment agreement. The agreement that may be terminated by Mr. Ditanna at will with proper notification. The Company is obligated to pay $60,000 annually as base compensation and for the use of office space through August, 2009. $120,000 was due and accrued through September 30, 2009.

Item 2.

Management’s Discussion and Analysis

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

From its inception to September 30, 2009 Dynasty has no current operations.  Dynasty’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in September, 2007.  The ability of Dynasty to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Dynasty has not transacted any business for the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Dynasty had cash of $0 as of September 30, 2009, and had a working capital deficiency of $266,200 as of September 30, 2009.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * *

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Dynasty is not currently a party to any legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since June 30, 2009.  See Risk Factors at June 30, 2009, within our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Date:  November 13, 2009

By:

/s/  James Ditanna

James Ditanna, President, Chief Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ditanna	President, Chief Executive Officer, Chief Operations Officer (Principal Executive Officer), Sole Director	November 13, 2009

11