Form 10-Q
period 2009-12-31
Dynasty Energy Resources, Inc.
filed 2010-02-11
CIK 1417907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the issuer's common stock as of February 11, 2010, was 100,255,890 shares.

INDEX

DYNASY ENERGY RESOURCES, INC.

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements

3

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

7

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

9

Item 1A.

Risk Factors….

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

10

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Dynasty Energy Resources, Inc.
Balance Sheet

	Dec 31, 2009	June 30, 2009
(unaudited)

Assets
Current assets

Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$11,200	$11,200
Accrued expenses	135,000	135,000
Accrued officers compensation	120,000	110,000
Total current liabilities	266,200	256,200

Stockholders' Deficiency:
Common stock-480,000,000 authorized $.00001 par value
100,255,890 issued & outstanding	1,003	1,003
Additional Paid-in Capital	59,024	53,024
Accumulated Deficit	(326,227)	(310,227)
Total Stockholders' Deficiency	(266,200)	(256,200)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Operations
(unaudited)

Three Months Ended Dec 31, 2009	Three Months Ended Dec 31, 2008	Six Months Ended Dec 31, 2009	Six Months Ended Dec 31, 2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold	0	0	0	0
General & administrative	6,000	15,000	16,000	31,000
Interest	0	0	0	0
Total Costs & Expenses	6,000	15,000	16,000	31,000

Net Loss	($6,000)	($15,000)	($16,000)	($31,000)
Preferred stock dividends	0	0	0	0
Net income (loss) available to common shareholders	($6,000)	($15,000)	($16,000)	($31,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net income (loss)	$0.00	($0.00)	$0.00	($0.00)

Weighted average shares outstanding (basic & diluted)	100,255,890	100,255,890	100,255,890	100,255,890

See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Dec 31, 2009	Six Months Ended Dec 31, 2008
Cash flows from operating activities:

Net Loss	($16,000)	($31,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	16,000	30,000
Extraordinary gain from extinguishment of debt
Increase (decrease) in accounts payable & accrued expenses	0	1,000
Cash flows used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Notes to Unaudited Interim Financial Statements

DYNASTY ENERGY RESOURCES, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2009, Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4.	Related Party Transactions Not Disclosed Elsewhere

Employment Agreement: We employ Mr. Ditanna, the Company’s President, under a 24 month employment agreement. The agreement that may be terminated by Mr. Ditanna at will with proper notification. The Company is obligated to pay $60,000 annually as base compensation and for the use of office space through August, 2009. $120,000 was due and accrued through December 31, 2009.

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

From its inception to December 31, 2009 Dynasty has no current operations.  Dynasty’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in September, 2007.  The ability of Dynasty to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Dynasty has not transacted any business for the quarter ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Dynasty had cash of $0 as of December 31, 2009, and had a working capital deficiency of $266,200 as of December 31, 2009.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  February 11, 2010

By:

/s/   James Ditanna

James Ditanna, President, Chief Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ditanna	President, Chief Executive Officer, Chief Operations Officer (Principal Executive Officer), Sole Director	February 11, 2010