Form 10-Q
period 2010-03-31
Dynasty Energy Resources, Inc.
filed 2010-04-27
CIK 1417907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer's common stock as of March 31, 2010, was 100,255,890 shares.

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

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

10

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Dynasty Energy Resources, Inc.
Balance Sheet

	March 31, 2010	June 30, 2009
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$12,700	$11,200
Accrued expenses	135,000	135,000
Accrued officers compensation	120,000	110,000
Total current liabilities	267,700	256,200

Stockholders' Deficiency:
Common stock-480,000,000 authorized $.00001 par value
100,255,890 issued & outstanding	1,003	1,003
Additional Paid-in Capital	62,024	53,024
Accumulated Deficit	(330,727)	(310,227)
Total Stockholders' Deficiency	(267,700)	(256,200)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Operations
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold	0	0	0	0
General & administrative	4,500	18,000	20,500	49,000
Other	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	4,500	18,000	20,500	49,000

Net Loss	($4,500)	($18,000)	($20,500)	($49,000)
Preferred stock dividends	0	0	0	0
Net income (loss) available to common shareholders	($4,500)	($18,000)	($20,500)	($49,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net income (loss)	$0.00	($0.00)	$0.00	($0.00)

Weighted average shares outstanding (basic & diluted)	100,255,890	100,255,890	100,255,890	100,255,890
See Notes to Unaudited Interim Financial Statements

See Notes to Unaudited Interim Financial Statements

Dynasty Energy Resources, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Cash flows from operating activities:
Net Loss	($20,500)	($49,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	19,000	45,000
Extraordinary gain from extinguishment of debt
Increase (decrease) in accounts payable & accrued expenses	1,500	4,000
Cash flows used by operating activities:	0	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4.	Related Party Transactions Not Disclosed Elsewhere

Employment Agreement: We employ Mr. Ditanna, the Company’s President, under a 24 month employment agreement. The agreement that may be terminated by Mr. Ditanna at will with proper notification. The Company was obligated to pay $60,000 annually as base compensation and for the use of office space through August, 2009. $120,000 was due and accrued through March 31, 2010.

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

From its inception to March 31, 2010, Dynasty has no current operations.  Dynasty’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in September, 2007.  The ability of Dynasty to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Dynasty has not transacted any business for the quarter ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Dynasty had cash of $0 as of March 31, 2010, and had a working capital deficiency of $267,000 as of March 31, 2010.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Date:  April 26, 2010

By:

/s/   James Ditanna

James Ditanna, President, Chief Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ditanna	President, Chief Executive Officer, Chief Operations Officer (Principal Executive Officer), Sole Director	April 26, 2010

11