Form 10-K
period 2010-06-30
Dynasty Energy Resources, Inc.
filed 2010-09-23
CIK 1417907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the fiscal year ended June 30, 2010

☐ Transition Report under Section 13 of 15(d) of the Securities Exchange
Act of 1934
For the transition period from ___________ to __________

Commission file number: 000-53364

DYNASTY ENERGY RESOURCES, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	26-2373311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

360 Main Street Washington, VA 22033	10038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 248-0834

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes [ ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

    Large accelerated filer   [  ] Accelerated filer [  ]

    Non-accelerated filer    [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of June 30, 2010, the registrant had 100,255,890 shares of common stock outstanding.

PART I

Cautionary Statements Regarding Forward Looking Statements

Some of the statements under "Description of Business” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.  Business.

Overview and Recent History

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

On September 21, 2007 we consummated a reorganization which we refer to collectively as the “2007 Reorganization”. Dynasty Energy Resources, Inc. (“Company”) was essentially spun-off of Alma pursuant to Section 1081(a) of the Oklahoma General Corporation Law, as a tax-free reorganization. Under the 2007 Reorganization all Alma shareholders became shareholders of Dynasty Energy Resources, Inc. (“Dynasty”) in the same proportion. As a result of the 2007 Reorganization, each shareholder holding shares of outstanding common stock of Alma received an equivalent number of shares of common stock of Dynasty with the same rights, privileges, and preferences, including as to liquidation. In conjunction with the 2007 Reorganization, Alma concluded a downstream merger into a second subsidiary. All of Alma’s operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the second subsidiary. Alma’s second subsidiary is not a subsidiary of the Company. Accordingly, Alma is not considered a predecessor company for accounting or legal purposes of Dynasty. Following the 2007 Reorganization we re-domiciled to Delaware. Since 2002 and prior to consummation of the domiciliary merger in 2008, neither Alma nor Dynasty had any existing operations.

We are authorized to issue an aggregate amount of Five Hundred Million (500,000,000) shares of stock, of which Four Hundred Eighty Million (480,000,000) shares are designated as common stock with a $0.00001 par value, and twenty Million (20,000,000) shares are designated as preferred stock with a $0.00001 Par value. Each shareholder of common stock shall be entitled to one vote for each share of common stock held. As of June 30, 2010, there were 100,255,890 shares of common stock outstanding with no preferred shares of stock outstanding.

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

Source of Business Opportunities

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

Going Concern

Through June 30, 2010, the Company has incurred accumulated losses of approximately $63,177, and there is substantial doubt about our ability to continue as a going concern. As of June 30, 2010, we had approximately $0 in cash. In order to continue to operate, we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

Although we are actively seeking new sources of equity, there can be no assurance that we will be able to raise additional capital on terms that are acceptable to us or at all. Additionally, there can be no assurance that we will be able to find a suitable merger candidate.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

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

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company; we are required to include that information that is normally reported by a company in its original Form 10.

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

Item 1A. Risk Factors.

Not applicable.

Item 2.  Properties.

 We do not own any properties. During fiscal year 2010, we occupied #2 Goldstreet, PH# 13, New York, New York 10038. This space is provided to the Company by our former President through his employment agreement at no additional charge. On April 28, 2010, pursuant to the share exchange agreement with Belmont Partners LLC, we moved our office space to 360 Main Street, Washington, Virginia 22747, at no charge or lease agreement.

Item 3.  Legal Proceedings.

We are not currently not aware of any legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock is traded on the Pink Sheets under the symbol “DYER”; however it is very limited Public Market for the common stock. As of June 30, 2010, 100,255,890 shares of common stock were outstanding. We have been assigned the trading symbol “DYER” for trading on the “Pink sheets.”

There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately four years.

	For the Fiscal Year ended June 30, 2010		For the Fiscal Year ended June 30, 2009
	High Bid	Low Bid	High Bid	Low Bid
1st Quarter	.005	.005	.009	.002
2nd Quarter	.005	.005	.01	.002
3rd Quarter	.004	.004	.003	.002
4th Quarter	.01	.01	.003	.002

Holders

      As of June 30, 2010, there were 122 holders of record of the Company’s common stock

Dividends

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the factors discussed in Item 1A “Risk Factors” and with the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance. Words or phrases such as “believes,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions may identify “forward-looking statements.”

Company Overview

The Company is considered a shell company with no assets and/or capital and no material operations or income.

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

Recent Developments

On September 20, 2010, the Company entered into a share purchase agreement between the Company, Belmont Partners, LLC (“Belmont”) and an accredited investor (the “Investor”), pursuant to which, the Company sold an aggregate of 135,301,552 shares of its common stock par value, $.00001 (the “Common Stock”) to the Investor for an aggregate purchase price of $290,000.  Simultaneously with the closing of the share purchase agreement, the Company re-purchased 66,430,504 shares of common stock held by Belmont, for an aggregate purchase price of $290,000, net any outstanding liabilities of the Company as of the closing date, as contemplated by a repurchase agreement, dated September 20, 2010, by and between the Company and Belmont, and immediately cancelled the repurchased shares. As a result of the closing of the share purchase agreement and the repurchase agreement, the Investor, Mr. Shaoping Lu, now holds 80% of the Company’s outstanding capital stock resulting in a change in control of the Company.

In connection with the closing of the share purchase agreement, Mr. Joseph Meuse resigned from his position as the Company’s President, effective immediately, and from his position as the Company’s sole director, effective upon the tenth day following the Company’s mailing of an Information Statement on Schedule 14f-1 to its shareholders, which is expected to occur on or about September 30, 2010. On the same day, Mr. Lu was appointed as the Company’s President, Chief Executive Officer, Treasurer and Secretary effective immediately, and as its sole director, effective upon the effective date of Mr. Meuse’s resignation as sole director.

In connection with the closing of the change of control transaction discussed above, on September 20, 2010, the stockholders of the Company approved a one-for-twenty reverse split and an amendment of the Company’s Certificate of Incorporation to change the Company’s name to "Fifth Season International, Inc."  For details regarding the name change see the Company’s Preliminary Information Statement on Schedule 14C filed on September 21, 2010.

Result of Operations

Year Ended June 30, 2010, compared to Year Ended June 30, 2009

No operating revenues were generated during the year ended June 30, 2010 or 2009. Operating expenses decreased to $19,150 for the year ended June 30, 2010, compared to $71,200 for the year ended June 30, 2009. The decrease in operating expenses resulted from the termination of Mr. Ditanna's employment agreement on April 28, 2010 and the fact that the Company has not transacted any business for the past year. The Company’s net income increased to 245,850 for the year ended June 30, 2010, compared to ($71,200) for the year ended June 30, 2009 due to the debt cancellation pursuant to the stock purchase agreement with Belmont Partners, LLC.

Liquidity and Capital Resources

As of June 30, 2010, the Company had a working capital deficiency of $125, compared to a working capital deficiency of $256,200 as of June 30, 2009. The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders. Expenses incurred and paid during 2010 and 2009 were paid by a stockholder. At June 30, 2010, the Company had current liabilities of $125 compared to $256,000 at June 30, 2009.

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

Plan of Operations

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because the Company lacks funds, it may be necessary for officers and directors to advance funds to the Company and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made an

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

The Company does not intend to use any employees, with the exception of our sole officer Mr. Meuse. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, the Company does not anticipate making any other significant capital expenditures until it can successfully complete an acquisition or merger.

Material Definitive Agreements

On April 28, 2010, Belmont Partners, LLC entered into a material definitive agreement with the majority shareholder of the Company to acquire sixty-six million four hundred thirty thousand five hundred and four (66,430,504) shares of the Company’s common stock. As a result of the transaction, Belmont Partners, LLC controls approximately 66.26% of the Company’s outstanding capital stock.

Pursuant to this transaction, on April 28, 2010, Joseph Meuse was appointed to the Board of Directors as well as President of the Company. On the same date, James Ditanna resigned from all positions held in the Company. The amount of $120,000 that is previously owed to Mr. Ditanna has been forgiven through a Debt Release Agreement.

Subsequent Events

On September 20, 2010, Dynasty Energy Resources, Inc. (the “Company”) entered into a share purchase agreement between the Company, Belmont Partners, LLC (“Belmont”) and an accredited investor (the “Investor”), pursuant to which, we sold an aggregate of 135,301,552 shares of our common stock par value, $.00001 (the “Common Stock”) to the Investor for an aggregate purchase price of $290,000.  Simultaneously with the closing of the share purchase agreement, the Company re-purchased 66,430,504 shares of common stock held by Belmont, for an aggregate purchase price of $290,000, net any outstanding liabilities of the Company as of the closing date, as contemplated by a repurchase agreement, dated September 20, 2010, by and between the Company and Belmont.

Pursuant to the above share exchange agreement, the Company expects to cancel the repurchased shares from Belmont Partners, LLC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders’ of Dynasty Energy Resources, Inc.

We have audited the accompanying balance sheet of Dynasty Energy Resources, Inc. as of June 30, 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynasty Energy Resources, Inc. as of June 30, 2010, and the results of their operations and their cash flows for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated deficit and lack of capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey
September 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant

Board of Directors and Shareholders
Dynasty Energy Resources, Inc.
Washington, VA

I have audited the accompanying balance sheet of Dynasty Energy Resources, Inc. as of June 30, 2009 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynasty Energy Resources, Inc. as of June 30, 2009 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 9, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando. FL

Dynasty Energy Resources, Inc.
Balance Sheets

	June 30, 2010	June 30, 2009

Assets

Current assets
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$125	$11,200
Accrued expenses	0	135,000
Accrued officers compensation	0	110,000
Total current liabilities	125	256,200

Stockholders' Deficiency:
Preferred stock-20,000,000 authorized, $.00001 par value; nil issued and outstanding Common stock-480,000,000 authorized $.00001 par value; 100,255,890 issued & outstanding	1,003	1,003
Additional Paid-in Capital	62,049	53,024
Accumulated Deficit	(63,177)	(310,227)
Total Stockholders' Deficiency	(125)	(256,200)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Notes to Financial Statements

Dynasty Energy Resources, Inc.
Statements of Operations

	Year Ended June 30, 2010	Year Ended June 30, 2009

Revenue	$0	$0

Operating Expenses:
General & administrative	17,950	71,200
Total Costs & Expenses	17,950	71,200

Loss before Other Income	$(17,950)	$(71,200)
Forgiveness of Debt	265,000	0
Income/Loss before Provision for Income Taxes	247,050	(71,200)
Provision for Income Tax	0	0
Net Income/Loss	247,050	(71,200)

Basic and diluted per share amounts:
Net income (loss) per common share-basic and diluted	$0	$0

Weighted average shares outstanding-basic & diluted	100,255,890	100,255,890

See Notes to Financial Statements

Dynasty Energy Resources, Inc.
Statement of Cash Flows

	Year Ended June 30, 2010	Year Ended June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$247,050	$(71,200)
Adjustments required to reconcile net loss to cash used in operating activities:
Cancellation of debt	(265,000)	0
Fair value of services provided by related parties	-	60,000
Increase (decrease) in accounts payable & accrued expenses	8,925	11,200
Cash flows used by operating activities:	(9,025)	0

Cash used in investing activities	0	0

Cash flows from financing activities:	0	0
Expenses paid by shareholder on behalf of Company	9,025	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

Supplemental disclosure of cash flow information

Income taxes	0	0
Interest	0	0

See Notes to Financial Statements

Dynasty Energy Resources, Inc.
Statement of Stockholders' Deficiency

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2008	100,255,890	$1,003	$53,024	$(239,027)	$(185,000)
Net Loss				(71,200)
Balance at June 30, 2009	100,255,890	$1,003	$53,024	$(310,227)	(256,200)
Net Income				247,050
Capital contributions for expenses
Paid on behalf of Company			9,025
Balance at June 30, 2010	100,255,890	$1003	$62,049	(63,177)	$(125)

See Notes to Financial Statements

DYNASTY ENERGY RESOURCES, INC.

Notes to Financial Statements

June 30, 2010 and 2009

1. Organization and Operations:

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

On April 28, 2010, Belmont Partners, LLC entered into a material definitive agreement with the majority shareholder of the Company to acquire sixty-six million four hundred thirty thousand five hundred and four (66,430,504) shares of the Company’s common stock. As a result of the transaction, Belmont Partners, LLC controls approximately 66.26% of the Company’s outstanding capital stock.

Basis of Presentation and going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing.

Through June 30, 2010, the Company has incurred accumulated losses of approximately $63,177. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations through the acquisition of revenue producing company or one with technology assets that can be developed.

The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2010, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2010 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Summary of Significant Accounting Policies

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Common Share: Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. There were no potentially dilutive instruments outstanding during 2010 or 2009.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding.

Income Taxes: The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740.  Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.

We file a federal and state income tax return. Management of the Company is not aware of any liability for unrecognized tax benefits at June 30, 2010 and June 30, 2009.

Fair Value of Financial Instruments: The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

DYNASTY ENERGY RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

2. Stockholders’ Equity:

Description of Securities

Common Stock: Our certificate of incorporation authorizes the issuance of 480,000,000 shares of $0.00001 par value common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when, and if declared by our board out of funds legally available. In the event of our liquidation, dissolution or winding up, our stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Our stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: Our certificate of incorporation authorizes the issuance of 20,000,000 shares of $0.00001 par value of a blank check preferred stock. Our board of directors will have the power to establish the designation, rights and preferences of any preferred stock we issue in the future. Accordingly, our board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

3. Forgiveness of Debt:

On April 28, 2010, pursuant to the share purchase agreement with Belmont Partners, LLC, all outstanding debt owed to our former Officer and Director Mr. Ditanna as well as to the service providers totaling $265,000 were cancelled according to debt cancellation agreements.

4. Contingency:

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

5. Subsequent Events:

On September 20, 2010, the Company entered into a share purchase agreement between the Company, Belmont Partners, LLC (“Belmont”) and an accredited investor (the “Investor”), pursuant to which, the Company sold an aggregate of 135,301,552 shares of its common stock par value, $.00001 (the “Common Stock”) to the Investor for an aggregate purchase price of $290,000.  Simultaneously with the closing of the share purchase agreement, the Company re-purchased 66,430,504 shares of common stock held by Belmont, for an aggregate purchase price of $290,000, net any outstanding liabilities of the Company as of the closing date, as contemplated by a repurchase agreement, dated September 20, 2010, by and between the Company and Belmont, and immediately cancelled the repurchased shares. As a result of the closing of the share purchase agreement and the repurchase agreement, the Investor, Mr. Shaoping Lu, now holds 80% of the Company’s outstanding capital stock resulting in a change in control of the Company.

In connection with the closing of the share purchase agreement, Mr. Joseph Meuse resigned from his position as the Company’s President, effective immediately, and from his position as the Company’s sole director, effective upon the tenth day following the Company’s mailing of an Information Statement on Schedule 14f-1 to its shareholders, which is expected to occur on or about September 30, 2010. On the same day, Mr. Lu was appointed as the Company’s President, Chief Executive Officer, Treasurer and Secretary effective immediately, and as its sole director, effective upon the effective date of Mr. Meuse’s resignation as sole director.

In connection with the closing of the change of control transaction discussed above, on September 20, 2010, the stockholders of the Company approved a one-for-twenty reverse split and an amendment of the Company’s Certificate of Incorporation to change the Company’s name to "Fifth Season International, Inc."  These financial statements do not reflect the effect of the reverse split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our management conducted an assessment of our internal control over financial reporting as of June 30, 2010. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Based upon that assessment, we have identified the following material weaknesses:

Lack of documented internal control system  We have a material weakness due to the lack of a documented and reviewed system of internal controls. We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel. During fiscal 2010, we began to enhance some of our internal control systems and began to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

Lack of segregation of duties.  We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties. Many functions, including, purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated. The lack of a proper segregation of duties can lead to individuals performing incompatible functions. Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Inadequate disaster recovery program.  We do not currently have a comprehensive disaster recovery program.

As a result of the material weaknesses described above, management concluded that, as of June 30, 2010, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework.

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

            The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Joseph J. Meuse	40	Director and President

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

Joseph J. Meuse:  age 40, resides in Warrenton, VA. Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies. Mr. Meuse attended the College of William and Mary.

Item 11. Executive Compensation.

Director Compensation

At present, the Company is operated by its sole executive officer and director without compensation and the Company is currently not a party to any employment agreements.  The Company was obligated to pay its former President and Director James A Ditanna $5,000.00 monthly as base compensation through December 31, 2009. Pursuant to the share exchange agreement with Belmont Partners, LLC on April 28, 2009, Mr. Ditanna resigned from all his positions in the Company and waived his rights to any severance payments

Stock Option Grants

As of the date of this Prospectus the Company has not granted any stock options..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2010 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent Common Stock

Joseph Meuse 360 Main Street PO Box 393 Washington, Virginia 22747	66,430,504	(1)	66.2609%	(1)

All officers and directors as a group	66,430,504		66.2609%

(1)  Mr. Meuse is the sole Managing Member of Belmont Partners, LLC, which owns 66,430,504 shares of common stock. The shares owned by Belmont Partners, LLC are included in the beneficial ownership totals.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services

Audit and non-audit fees

Audit Fees: The aggregate fees billed by Mike Cronin, CPA, our former independent auditor, for the audit of our quarterly and 2009 annual consolidated financial statements billed during the year was $20,000.

The aggregate annual audit fee for this annual consolidated financial statements billed by our independent auditor Friedman LLP is anticipated to be approximately $20,000.

Audit-Related Fees: None

Tax Fees: None.

All Other Fees: None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Included herein under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23 2010	By: /s/ Joseph J. Meuse
President, Chief Executive Officer and Sole Director