Form 10-K/A
period 2010-06-30
Dynasty Energy Resources, Inc.
filed 2010-10-14
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

[  ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to __________

Commission file number: 000-53141

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

INDEX
Page
PART IV

Item 15. Exhibits and Financial Statement Schedules.	4

Signatures

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends the Dynasty Energy Resources, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year June 30, 2010, previously filed with the Securities and Exchange Commission on September 23, 2010 (the “Original Filing”). This Amendment is being filed solely to include certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and inadvertently omitted from the Original Filing. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statements are included herein under Item 8 in the Original Filing

Exhibit	Description
No.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2010	By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)