Form 10-K/A
period 2010-06-30
Dynasty Energy Resources, Inc.
filed 2010-10-19
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Item 4. (Remover and Reserved)

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

Date: October 19, 2010	By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)