Form 10-Q
period 2010-09-30
Fifth Season International, Inc.
filed 2010-11-15
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53364

FIFTH SEASON INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2373311
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

C-22, Shimao Plaza, 9 Fuhong Lu
Futian District, Shenzhen 518033
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 755 83 67 9378
(Registrant’s telephone number, including area code)

DYNASTY ENERGY RESOURCES, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	8,456,347

FIFTH SEASON INTERNATIONAL, INC.
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements

Condensed Balance Sheets as of September 30, 2010 and June 30, 2010	2
Condensed Statements of Operations for the three months ended September 30, 2010 and 2009	3
Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009	4
Notes to Condensed Financial Statements	5-8

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Balance Sheets (unaudited)
September 30, 2010 and June 30, 2010

	September 30,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$50	$125
Due to related parties	-	-
Total liabilities	50	125

Stockholders' deficit

Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at September 30, 2010 and June 30, 2010	-	-
Common stock; par value $0.00001; 480,000,000 shares authorized; 8,456,347 shares issued and outstanding at September 30, 2010 and 5,012,795 shares issued and outstanding at June 30, 2010.	85	50
Additional paid-in capital	62,967	63,002
Accumulated deficit	(63,102)	(63,177)
Total stockholders' deficit	(50)	(125)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Statements of Operations (unaudited)
For the three months ended

	September 30,
	2010	2009

Revenues	$-	$-

Operating expenses
General & Administrative Expenses	200	10,000
Total operating expenses	200	10,000

Income (loss) from operations	(200)	(10,000)

Other income (expense)
Cancellation of debt	275	-
Interest expense	-	-
	275	-

Net income (loss)	$75	$(10,000)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$0.00	$(0.00)
Basic and fully diluted weighted average common shares outstanding	5,387,094	5,012,795

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Statements of Cash Flows (unaudited)
For the three months ended

	September 30,
	2010	2009

Cash Flows (Used By) Operating Activities
Net Income (loss)	$75	$(10,000)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Fair value of services provided by related party	-	10,000
Gain on cancellation of debt	(275)

Increase (decrease) in accounts payable	200	-
Net cash provided from (used by) operating activities	-	-

Cash Flows Provided By Investing Activities	-	-

Cash Flows Provided By Financing Activities
Capital contributed for expenses paid on behalf of the Company	-	-
Repurchase & cancellation of common stock	(290,000)
Proceeds from sale of common stock	290,000	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

1.	Organization, Description of Business, and Basis of Accounting

Business Organization

Dynasty Energy Resources, Inc. ("Dynasty" or the "Company") was founded as an Oklahoma corporation on August 17, 2005. On October 5, 2007 the Company relocated its domicile to Delaware.

Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

On April 28, 2010, Belmont Partners, LLC entered into a material definitive agreement with the majority shareholder of the Company to acquire 3,321,525 shares of the Company’s common stock (after giving effect to a 1-for-20 reverse split (the "Reverse Split") which was effected on October 22, 2010).. As a result of the transaction, Belmont Partners, LLC controlled approximately 66.26% of the Company’s outstanding capital stock.

On September 20, 2010, the Company entered into a share purchase agreement between the Company, Belmont Partners, LLC and an accredited investor, pursuant to which, the Company sold an aggregate of 6,675,076 shares (after the Reverse Split) of its common stock par value, $.00001 to the Investor for an aggregate purchase price of $290,000. Simultaneously with the closing of the share purchase agreement, the Company re-purchased the 3,321,525 shares of common stock held by Belmont, for an aggregate purchase price of $290,000, net any outstanding liabilities of the Company as of the closing date and immediately cancelled the repurchased shares. As a result of the closing of the share purchase agreement and the repurchase agreement, the Investor, Mr. Shaoping Lu, now holds 80% of the Company’s outstanding capital stock resulting in a change in control of the Company.

In connection with the closing of the change of control transaction discussed above, on October 22, 2010, The Company changed its’ name from Dynasty Energy Resources, Inc. to Fifth Season International, Inc. and effected the Reverse Split which is reflected in these financial statements.

The Company’s fiscal year end is June 30th.

Basis of Presentation

The condensed interim financial statements contain unaudited information as of September 30, 2010 and June 30, 2010 and for the three month ended September 30, 2010 and 2009. The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, the unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the year ended June 30, 2010, included in our Form 10K filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2.	Summary of Significant Accounting Policies

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30th, and June 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of September 30, 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2010, the Company’s has no issued and outstanding warrants or options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from a stockholder, which are evidenced on the Company’s financial statements as accounts payable related parties. It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by the Company’s officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing it could cease operations. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

4.	Forgiveness of Debt

On April 28, 2010, pursuant to the share purchase agreement with Belmont Partners, LLC, all outstanding debt owed to our former Officer and Director Mr. Ditanna as well as to the service providers totaling $265,000 were cancelled according to debt cancellation agreements.

5.	Contingency

In 1999, the Company issued convertible securities entitling the holders to convert to a maximum of 7.5 million shares of common stock. The transfer agent records do not provide appropriate detail sufficient to conclude that all such convertible securities have been converted to common nor that any convertible securities remain outstanding. A review of filings with appropriate state regulatory authorities granting the Company’s charter and discussions with the staff of FINRA indicate no such securities remain outstanding. Accordingly, the Company has concluded all common shares issuable and potentially issuable have been issued and there is no further obligation to issue common shares.

6.	Subsequent Events

On October 12, 2010, the Company entered into a share exchange agreement (the "Exchange Agreement") with Fifth Season (Hong Kong) International Group Limited, a Hong Kong company (“Fifth Season”), and the shareholders of Fifth Season (the "Shareholders"), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of Fifth Season from the Shareholders, in exchange for 391,543,500 newly issued shares of the Company’s Common Stock, $0.00001 par value, which will constitute approximately 98% of the issued and outstanding capital stock of the Company on a fully diluted basis as of and immediately after consummation of the transactions contemplated by the Exchange Agreement.

Closing of the transactions contemplated by the Exchange Agreement is subject to the satisfaction or waiver of customary closing conditions, including the completion of due diligence, delivery of audited financial statements of Fifth Season and delivery of a legal opinion from Fifth Season’s legal counsel in the People’s Republic of China. The closing is expected to occur on or before April 30, 2011.

The Exchange Agreement may be terminated by mutual agreement of the parties at any time prior to closing. In addition, the Company may terminate the Exchange Agreement in the event that Fifth Season has breached any material representation, warranty, or covenant contained in the Exchange Agreement in any material respect, in the event that the Company objects to any information contained in disclosure schedules to be delivered by Fifth Season prior to closing (and the parties cannot agree on mutually satisfactory modifications thereto), or if the closing does not occur on or before April 30, 2011 by reason of Fifth Season’s failure to satisfy any closing condition required to be fulfilled by it. Fifth Season may also terminate the Exchange Agreement in the event that the Company has breached any material representation, warranty, or covenant contained in the Exchange

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

6.	Subsequent Events (Cont.)

Agreement in any material respect, or if the closing does not occur on or before April 30, 2011 by reason of the Company’s failure to satisfy any closing condition required to be fulfilled by it.

On October 22, 2010, the Company changed its’ name from Dynasty Energy Resources, Inc. to Fifth Season International, Inc. and effected the Reverse Split which is reflected in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to (i) “the Company,” “we,” “us,” or “our” are to Fifth Season International, Inc., a Delaware corporation; (ii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iii) “SEC” are to the Securities and Exchange Commission; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

The Company is considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or valuable assets of an unidentified company or companies, or to locate and negotiate with a business entity for a combination with our Company.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from a shareholder, which are included on our financial statements as accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our management members or shareholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Recent Developments

On October 12, 2010, we entered into a share exchange agreement with Fifth Season (Hong Kong) International Group Limited, or Fifth Season, a Hong Kong company, and the shareholders of Fifth Season, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of Fifth Season from such shareholders in exchange for 391,543,500 newly issued shares of our common stock, which will constitute approximately 98% of our issued and outstanding capital stock on a fully diluted basis as of and immediately after consummation of such transaction. Closing of this transaction, which is expected to occur with four (4) months, is subject to the satisfaction or waiver of customary closing conditions, including the completion of due diligence, delivery of audited financial statements of Fifth Season and delivery of a legal opinion from Fifth Season’s legal counsel in the People’s Republic of China. In connection with execution of the share exchange agreement, there were changes to our management. See our current report on Form 8-K filed with the SEC on October 27, 2010 for more information.

On October 22, 2010, we filed a Certificate of Amendment with the Delaware Secretary of State to (i) change the Company’s name from Dynasty Energy Resources, Inc. to Fifth Season International, Inc. and (ii) effect a 1-for-20 reverse stock split of our outstanding common stock. The name change and reverse stock split became effective on such date. As a result of the reverse stock split, our outstanding common stock was reduced from 169,126,938 to 8,456,347 shares. For more information, see our current report on Form 8-K filed with the SEC on October 27, 2010.

Results of Operations

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended September 30, 2010, we had no revenues and had net income of $75 due to the cancellation of a debt, as compared to net loss of $10,000 for the same period in 2009.

All general and administrative expenses in the amount of $200 and $10,000 in the three months ended September 30, 2010 and 2009, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at September 30, 2010 and have no cash to meet ongoing expenses or debts that may accumulate. As of September 30, 2010, we had an accumulated deficit of $63,102. We have debts (current liabilities) totaling $50.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2011 as it did in 2010, should not exceed $20,000 in the fiscal year ending June 30, 2011. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

  failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;
  curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or
  inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition- related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the September 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") conducted evaluations of the Company's disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of September 30, 2010, our Chief Executive Officer, Mr. Shaoping Lu and Chief Financial Officer, Ms. Zhumin Zhang, concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company's internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	FIFTH SEASON INTERNATIONAL, INC.

	By:	/s/ Shaoping Lu
Shaoping Lu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhumin Zhang
Zhumin Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)