Form 10-Q
period 2010-12-31
Fifth Season International, Inc.
filed 2011-02-22
CIK 1417907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ______________

Commission File Number: 000-53364

FIFTH SEASON INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2373311
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

C-22, Shimao Plaza, 9 Fuhong Lu
Futian District, Shenzhen 518033
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 755 83 67 9378
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

Yes [ X ]          No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]          No [   ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 17, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	8,456,347

FIFTH SEASON INTERNATIONAL, INC.
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(Removed and Reserved)	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

i

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FIFTH SEASON INTERNATIONAL, INC.
CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

Page(s)
Financial Statements (Unaudited)
Condensed Balance Sheets as of December 31, 2010 and June 30, 2010	2
Condensed Statements of Operations for the three and six months ended December 31, 2010 and 2009	3
Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009	4
Notes to Condensed Financial Statements	5-7

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Balance Sheets (unaudited)
December 31, 2010 and June 30, 2010

	December 31,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$33,154	$125
Due to related party	3,236	-
Total liabilities	36,390	125

Stockholders' deficit

Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at December 31, 2010 and June 30, 2010	-	-
Common stock; par value $0.00001; 480,000,000 shares authorized; 8,456,347 shares issued and outstanding at December 31, 2010 and 5,012,795 shares issued and outstanding at June 30, 2010.	85	50
Additional paid-in capital	62,967	63,002
Accumulated deficit	(99,442)	(63,177)
Total stockholders' deficit	(36,390)	(125)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Statements of Operations (unaudited)
For the three and six months ended
December 31, 2010 and 2009

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Operating expenses
General & Administrative Expenses	36,340	6,000	36,540	16,000
Total operating expenses	36,340	6,000	36,540	16,000

Income (loss) from operations	(36,340)	(6,000)	(36,540)	(16,000)

Other income (expense)
Cancellation of debt	-	-	275	-

Net income (loss)	$(36,340)	$(6,000)	$(36,265)	$(16,000)

Basic and fully diluted loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	8,456,347	5,012,795	6,932,152	5,012,795

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Condensed Statements of Cash Flows (unaudited)
For the six months ended

	December 31,
	2010	2009

Cash Flows (Used By) Operating Activities
Net Income (loss)	$(36,265)	$(16,000)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Fair value of services provided by related party	-	16,000
Gain on cancellation of debt	(275)

Increase in accounts payable	33,304	-
Net cash provided from (used by) operating activities	(3,236)	-

Cash Flows Provided By Investing Activities	-	-

Cash Flows Provided By Financing Activities
Capital contributed for expenses paid on behalf of the Company	-	-
Advances from related party	3,236	-
Repurchase & cancellation of common stock	(290,000)
Proceeds from sale of common stock	290,000	-
Net cash provided by financing activities	3,236	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

1.	Organization, Description of Business, and Basis of Accounting

	a.	Business Organization

Dynasty Energy Resources, Inc. ("Dynasty" or the "Company") was founded as an Oklahoma corporation on August 17, 2005. On October 5, 2007 the Company relocated its domicile to Delaware.

Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

On April 28, 2010, Belmont Partners, LLC entered into a material definitive agreement with the majority shareholder of the Company to acquire 3,321,525 shares of the Company’s common stock after giving effect to a 1-for-20 reverse stock split (the “Reverse Split”) which was effected October 22, 2010. As a result of the transaction, Belmont Partners, LLC controlled approximately 66.26% of the Company’s outstanding capital stock.

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

On October 12, 2010, the Company entered into a share exchange agreement (the "Exchange Agreement") with Fifth Season (Hong Kong) International Group Limited, a Hong Kong company ("Fifth Season"), and the shareholders of Fifth Season (the "Shareholders"), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of Fifth Season from the Shareholders, in exchange for 391,543,500 newly issued shares of the Company’s Common Stock, $0.00001 par value, which will constitute approximately 98% of the issued and outstanding capital stock of the Company on a fully diluted basis as of and immediately after consummation of the transactions contemplated by the Exchange Agreement.

The Exchange Agreement may be terminated by mutual agreement of the parties at any time prior to closing. In addition, the Company may terminate the Exchange Agreement in the event that Fifth Season has breached any material representation, warranty, or covenant contained in the Exchange Agreement in any material respect, in the event that the Company objects to any information contained in disclosure schedules to be delivered by Fifth Season prior to closing (and the parties cannot agree on mutually satisfactory modifications thereto), or if the closing does not occur on or before April 30, 2011 by reason of Fifth Season’s failure to satisfy any closing condition required to be fulfilled by it. Fifth Season may also terminate the Exchange Agreement in the event that the Company has breached any material representation, warranty, or covenant contained in the Exchange Agreement in any material respect, or if the closing does not occur on or before April 30, 2011 by reason of the Company’s failure to satisfy any closing condition required to be fulfilled by it.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

1.	Organization, Description of Business, and Basis of Accounting (continued)

	a.	Business Organization (continued)

In connection with the closing of the change of control transaction discussed above, on October 22, 2010, the Company changed its’ name from Dynasty Energy Resources, Inc. to Fifth Season International, Inc. and effected the Reverse Split.

The Company’s fiscal year end is June 30th.

Basis of Presentation

The condensed interim financial statements contain unaudited information as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009. The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, the unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the year ended June 30, 2010, included in our Form 10K filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2.	Summary of Significant Accounting Policies

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2010, and June 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of December 31, 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share (continued)

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

As of December 31, 2010, the Company has no issued and outstanding warrants or options.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from a stockholder, which are evidenced on the Company’s financial statements as accounts payable related parties. It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by the Company’s officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing it could cease operations. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Fifth Season International, Inc.
(formerly known as Dynasty Energy Resources, Inc.)

Notes to Condensed Financial Statements

4.	Due to related party

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $ 3,236. The amounts were non-interest bearing, unsecured, with no stated terms for repayment.

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

Overview of our Business

The Company is considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or valuable assets of a company or companies, or to locate and negotiate with a business entity for a combination with our Company.

On October 12, 2010, we entered into a share exchange agreement with Fifth Season (Hong Kong) International Group Limited, or Fifth Season, a Hong Kong company, and the shareholders of Fifth Season, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of Fifth Season from such shareholders in exchange for 391,543,500 newly issued shares of our common stock, which will constitute approximately 98% of our issued and outstanding capital stock on a fully diluted basis as of and immediately after consummation of such transaction. Closing of this transaction, which is expected to occur during the second quarter of 2011, is subject to the satisfaction or waiver of customary closing conditions, including the completion of due diligence, delivery of audited financial statements of Fifth Season and delivery of a legal opinion from Fifth Season’s legal counsel in the People’s Republic of China. In connection with execution of the share exchange agreement, there were changes to our management. See our current report on Form 8-K filed with the SEC on October 18, 2010 for more information.

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

Our ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from a shareholder, which are included on our financial statements as due to related party. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our management members or shareholders, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended December 31, 2010, we had no revenues and a net loss of $36,340, as compared to a net loss of $6,000 for the same period in 2009. For the six months ended December 31, 2010, we had no revenues and had net loss of $36,265, as compared to net loss of $16,000 for the same period in 2009.

For the three and six months ended December 31, 2010, we had general and administrative expenses in the amounts of $36,340 and $36,540, respectively, as compared to $6,000 and $16,000, respectively, for the three and six months ended December 31, 2009. Such general and administrative expenses related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies. However, we also incurred expenses related to the share exchange agreement with Fifth Season noted above.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2010 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2010, we had an accumulated deficit of $99,442. We have debts (current liabilities) totaling $36,390.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in connection with our pending acquisition. Other than with respect to the foregoing, our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2011 as it did in 2010, should not exceed $50,000 in the fiscal year ending June 30, 2011. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and Chief Financial Officer, Ms. Zhumin Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, Mr. Lu and Ms. Zhang determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 22, 2011

FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhumin Zhang
Zhumin Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)