Form 10-Q
period 2011-03-31
Fifth Season International, Inc.
filed 2011-05-23
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53141

FIFTH SEASON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0855681
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

C-22, Shimao Plaza, 9 Fuhong Lu
Futian District, Shenzhen 518033
People’s Republic of China
(Address of principal executive offices)

(86) 755 83 67 9378
(Registrant’s telephone number, including area code)

______________________________________________________________
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

Yes [X]             No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]             No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]                 No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 19

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,539,555	$228,763
Accrued straight-line rents receivable	1,640,752	1,204,778
Trade receivable	1,560,062	3,906,837
Trade receivable from related parties	323,300	4,872,562
Inventories	197,800	87,400
Deposit with property developer	31,724,160	-
Prepayments and other receivables	13,653,958	3,913,550
Loans receivable from related parties	8,018,725	2,126,551
Current deferred tax assets	411,981	403,292
Total current assets	62,070,293	16,743,733
Non-current assets
Real estate and related assets, net	78,358,337	45,497,958
Prepayment for acquisition of properties	1,356,467	2,478,802
Long-term deferred tax assets	1,539,132	711,149
Total non-current assets	81,253,936	48,687,909

TOTAL ASSETS	$143,324,229	$65,431,642

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,033,107	$4,952,023
Accounts payable to related parties	-	324,374
Advance from customers	1,484,950	937,623
Short-term borrowings	61,595,202	12,067,735
Accrued expenses and other payables	10,347,776	2,252,570
Taxes payable	323,864	301,597
Loans payable to related parties	199,738	833,777
Current deferred tax liabilities	1,496,846	563,017
Total current liabilities	82,481,483	22,232,716
Non-current liabilities
Long term bank loans	6,690,320	-
Long term deferred tax liabilities	11,532,151	6,714,913
Total liabilities	100,703,954	28,947,629

Commitment and contingencies	-	-

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at March 31, 2011 and December 31, 2010	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 391,543,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010)	4,000	3,915
Additional paid in capital	27,163,492	26,466,609
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	13,439,912	8,868,533
Accumulated other comprehensive income	1,297,276	1,140,964
Total stockholders’ equity	41,908,672	36,484,013

Noncontrolling interest	711,603	-
Total equity	42,620,275	36,484,013

TOTAL LIABILITIES AND EQUITY	$143,324,229	$65,431,642

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales	$25,988,880	$9,556,602
Straight-line rental income	1,009,644	251,520
Contingent rental income and others	81,034	29,658
Total revenue	27,079,558	9,837,780

Cost of goods sold	25,377,060	9,268,889
Expenses applicable to straight-line rental income	1,118,382	252,694
Expenses applicable to contingent rental and others	97,636	39,899
Total cost	26,593,078	9,561,482
Gross profit	486,480	276,298

Operating expenses
Selling expenses	219,698	216,376
General and administrative expenses	1,335,721	640,882
Total operating expenses	1,555,419	857,258
Income (loss) from operations	(1,068,939)	(580,960)

Other income (expenses)
Interest income	1,632	1,758
Interest expense	(2,150,977)	(145,541)
Non-operating income	11,271	199
Non-operating expense	(7,940)	-
Gain on business combination	7,116,499	-
Other income (expenses), net	4,970,485	(143,584)
Income (loss) before income tax	3,901,546	(724,544)
Income tax benefit	(634,233)	(181,136)
Net income (loss)	4,535,779	(543,408)
Less: net loss attributable to the noncontrolling interest	(35,600)	-
Net income (loss) attributable to the Fifth Season’s common stockholders	$4,571,379	$(543,408)

Comprehensive income (loss):
Net income (loss)	$4,535,779	$(543,408)
Foreign currency translation adjustment	156,167	253,638
Comprehensive income (loss)	4,691,946	(289,770)
Less: comprehensive loss attributable to the noncontrolling interests	(35,745)	-
Comprehensive income(loss) attributable to the Fifth Season’s common stockholders	$4,727,691	$(289,770)
Basic and diluted weighted average shares outstanding	391,637,459	391,543,500
Basic and diluted earnings(loss) per share	$0.01	$(0.00)

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$4,535,779	$(543,408)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expenses	620,659	145,562
Gain on business combination	(7,116,499)	-
Exchange (gain) loss	(4,956)	249,204
Change in operating assets and liabilities:
Accrued straight line rents receivable	(427,716)	(516,771)
Trade receivable from third parties	2,466,283	(82,919)
Trade receivable from related parties	4,557,000	(264,470)
Inventories	4,791	(80,407)
Deposit with property developer	(31,595,200)	-
Prepayments and other receivables	(8,144,039)	278,731
Accounts payable	2,467,915	431,502
Accounts payable to related parties	(324,802)	-
Advance from customers	540,054	3,119,346
Accrued expenses and other payables	1,690,260	675,874
Tax payables	20,201	73,639
Deferred tax assets	(827,273)	(209,753)
Deferred tax liabilities	136,562	26,952
Net cash (used in) provided by operating activities	(31,400,981)	3,303,082

Cash flows from investing activities
Purchase of real estate and related assets	(11,046,617)	(1,951,626)
Acquisition of subsidiaries, net of cash acquired	(4,183,806)	-
Change in amount due from third parties	(183,814)	(325,479)
Change in amount due from related parties	(5,856,775)	(1,891,642)
Net cash used in investing activities	(21,271,012)	(4,168,747)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	747,203	-
Proceeds from capital injection by controlling stockholders	637,831	1,495,320
Proceeds from short-term loans	47,620,650	2,249,933
Proceeds from long-term loans	6,633,471	-
Repayments of short-term loans	-	(14,510,309)
Change in amount due to third parties	1,974,700	(366,200)
Change in amount due to related parties	(639,049)	(232,903)
Change in restricted cash	-	15,533,320
Net cash provided by financing activities	56,974,806	4,169,161
Effect of foreign currency fluctuation on cash and cash equivalents	7,979	3,215
Net changes in cash and cash equivalents	4,310,792	3,306,711
Cash and cash equivalents, beginning of year	228,763	234,888
Cash and cash equivalents, end of period	$4,539,555	$3,541,599

Supplemental cash flow information:
Interest paid	$1,435,774	$145,541
Income taxes paid	$-	$-

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Fifth Season International, Inc. (the “Company” or “Fifth Season International”) was incorporated in the State of Delaware on October 5, 2007. It did not engage in any operations and was an inactive “shell” company from its inception until its reverse acquisition with The Fifth Season (Hong Kong) International Group Limited “Fifth Season HK” on March 31, 2011.

On March 31, 2011, Fifth Season International completed a reverse acquisition transaction through a share exchange with Fifth Season HK and its stockholders Cheng Chushing, Shaoping Lu and Power Guide Investment Limited, whereby Fifth Season International acquired 100% of the issued and outstanding capital stock of Fifth Season HK by issuing 391,543,500 shares to the Fifth Season HK’s stockholders, which constituted 98% of its issued and outstanding shares on a fully-diluted basis of Fifth Season International after the consummation of the reverse acquisition. As a result of the reverse acquisition, Fifth Season HK became Fifth Season International’ wholly-owned subsidiary, The share exchange transaction with Fifth Season HK was treated as a reverse acquisition, with Fifth Season HK as the accounting acquirer and Fifth Season International as the acquired party.

Fifth Season HK is a holding company and, through its consolidated subsidiaries, is principally engaged in the investment, management, assignment, and lease of commercial properties, as well as the operations of department stores; trading and online sales of goods; and hotel management in the People’s Republic of China (“PRC”). Fifth Season International, Fifth Season HK and its subsidiaries are collectively referred to as the “Group.”

Details of the Company’s subsidiaries are summarized as follows:

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

Fifth Season HK	February 2, 2007	Hong Kong	100%	Investment
Business Real Estates (China) Investment Holding Group Co., Ltd.,	November 19, 2008	Hong Kong	100%	Investment
The Fifth Season (Zhejiang) Technology Co., Ltd	November 6, 2009	PRC	100%	Online trading of goods
The Fifth Season (Zhejiang) Trade Co., Ltd	September 15, 2009	PRC	100%	Marketing and trading of goods
Kairui (Hangzhou) Commercial Property Management Co., Ltd	August 2, 2010	PRC	100%	Investment, managing and leasing commercial properties
The Fifth Season Hangzhou Department Store Investment Management Co., Ltd	August 12, 2008	PRC	100%	Investing, managing and leasing commercial properties
The Fifth Season Jiashan Investment Management Co., Ltd	September 3, 2009	PRC	100%	Managing and leasing commercial properties and hotel management

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

The Fifth Season Wuxi Commercial Management Co., Ltd	November 9, 2009	PRC	100%	Managing and leasing commercial properties
The Fifth Season Liyang Investment Management Co., Ltd	November 27, 2009	PRC	100%	Managing and leasing commercial properties
The Fifth Season Tengzhou Enterprise Management Co., Ltd	August 5, 2010	PRC	100%	Managing and leasing commercial properties
The Fifth Season Zibo Jiadu Commerce Co., Ltd	November 3, 2010	PRC	100%	Managing and leasing commercial properties
Shanghai Jiadu Commercial Management Co., Ltd	May 11, 2007	PRC	100%	Managing and leasing commercial properties
Shanghai Lomo Industrial Co., Ltd	September 2, 2008	PRC	100%	Managing and leasing commercial properties
The Fifth Season Shangdong Commercial Investment Co., Ltd	December 8, 2009	PRC	100%	Investing, managing and leasing commercial properties
The Fifth Season Lomo Commerce Co., Ltd	April 26, 2010	PRC	100%	Managing and leasing commercial properties;
The Fifth Season Tengzhou Property Development Co., Ltd	January 26, 2011	PRC	51%	Investing, managing and developing commercial properties
The Fifth Season Shandong Trade Co., Ltd	March 22, 2011	PRC	100%	Marketing and trading of goods
Zibo Longyun Industrial and Trade Co., Ltd	August 12, 2002	PRC	100%	Marketing and trading of goods. Investing, managing and leasing commercial properties

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Fifth Season Jiashan Investment Management Co., Ltd has not started its operation in hotel management business as of March 31, 2011.

The Fifth Season Tengzhou Property Development Co., Ltd was established by The Fifth Season Tengzhou Enterprise Management Co., Ltd and an unaffiliated non-controlling stockholder in January 2011,

In March 2011, the Fifth Season Shandong Commercial Investment Co., Ltd (“Shandong TFS”) acquired 100% of the equity interest of Zibo Longyun Industrial and Trade Co., Ltd (“Longyun”) from its original individual stockholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

As a result of the share exchange on March 31, 2011, Fifth Season HK became a subsidiary of Fifth Season International. The former Fifth Season HK’s stockholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Fifth Season HK was considered to be the accounting acquirer as its shareholders retained control of the Company after the share exchange, although Fifth Season International is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Fifth Season HK is the continuing entity for financial reporting purposes. SEC Manual Item 2.6.5.4 Reverse Acquisitions requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.” Therefore, the financial statements have been prepared as if Fifth Season HK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The consolidated interim financial information as of March, 31, 2011 and for the three month periods ended March, 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Form 8-K previously filed with the SEC on April 6, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In addition, the consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately US$20.4 million as of March 31, 2011. Based on future projections of the Company’s profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, and the anticipated ability of the Group to obtain continued financing or stockholder’s loan to finance its continuing operations, the Group’s management has prepared the consolidated financial statements on a going concern basis.

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. The non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest. If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

(c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Group evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Significant judgments and estimates include useful lives for amortization and depreciation, impairment of long-lived assets, fair value measurements, revenue recognition, deferred tax assets and liabilities, which represent critical accounting policies that reflect significant judgments and estimates used in the preparation of the Group’s consolidated financial statements. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

(d)	Cash and cash equivalents

Cash and cash equivalents includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

(e)	Restricted cash

Restricted cash consists of security deposits that serve as collateral for the short-term bank loans.

(f)	Accrued straight-line rents receivable

Accrued straight-line rents receivable are recognized and carried at the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements, less an allowance for uncollectible accounts, as needed.

(g)	Trade receivable

Trade receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

(h)	Amounts due from third parties/related parties

Accounting policy of trade receivable from related parties are the same as those described in trade receivable. Other than trade receivables, amounts due from third parties/related parties are loans recognized and carried at principle and respective interest of loan after deducting accounts collected or settles, less an allowance for uncollectible accounts, as needed. Interest income is recognized based on contractual interest rate on a straight-line basis over the terms of the respective loan agreements endorsed, if applicable.

(i)	Allowance for doubtful accounts

Accrued straight-line rents receivable, trade receivable and due from third parties/related parties are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, credit quality of customers, account balance aging and prevailing economic conditions. Receivable balances are written off after all collection efforts have been exhausted.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

None of the receivables of the Group are with collateral assets. No material receivable are past due over 90 days or with difficulty in collection. Therefore, no allowance or write-offs were provided for account receivable, accrued straight-line rents receivable or due from third parties/related parties as of March 31, 2011 and December 31, 2010, respectively.

(j)	Inventories

Inventories consist of goods purchased, which are stated at lower of cost or market. Cost is determined using weighted average method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose.

Where there is evidence that market value of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold. No provision was provided for the inventory as of March 31, 2011 and December 31, 2010, respectively.

(k)	Real estate and related assets

Other than those acquired in a business combination as described in Note 4, real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Construction in progress represents capital expenditure in respect of direct costs of construction and design fees of renovations or replacements incurred. Capitalization of these costs ceases and the construction in progress is transferred to tenant improvement when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

Depreciation of real estate and related assets is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows:

	Years	Residual value
Commercial properties	30	5%
Tenant improvements	5	Nil
Office equipment and furniture	3-5	5%
Motor vehicles	4-5	5%

Upon the acquisition of real estate assets, the Group allocates the purchase price of real estate to the acquired tangible assets and liabilities based on each case on the fair value of acquired tangible assets such as buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. Except for buildings, no other tangible assets or intangible assets were identified when acquiring the real estate assets for the period ended March 31, 2011 and the year ended December 31, 2010, respectively.

(l)	Foreign currency translation and transactions

The functional currencies of the Company is U.S Dollar (or “US$”), and its subsidiaries in the PRC and Hong Kong are the Renminbi (“RMB”) and Hong Kong dollar (“HKD”), respectively.

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Group incurred foreign currency exchange gain of US$4,956 for the three months ended March 31, 2011, and exchange loss of US$249,204 for the three months ended March 31, 2010, respectively.

The Group’s reporting currency is U.S Dollar. Assets and liabilities of subsidiaries in the PRC and Hong Kong are translated to the reporting currency at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(m)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, guarantee, government investigations, service liability, and tax matters. The Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material government or tax authority investigation or service liability claims except for those disclosed in Note 13.

(n)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its stockholders after transfer to reserves as required by relevant PRC laws, regulations and the articles of association. As stipulated by the relevant laws and regulations in the PRC, these PRC subsidiaries are required to maintain reserves which are non-distributable to shareholders. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and discretionary reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of the Company’s PRC subsidiaries, the appropriation to the statutory reserves and other reserves is 10% of net profit after deducting accumulated deficit, if any, of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

(o)	Revenue recognition

Sales of goods

The Group recognizes revenue from sales of various goods when all of the following criteria exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until goods have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Certain credit terms and limits were granted to customers with low risk of collectability based on the Group’s credit assessment. Historically, no material collectability problem has occurred. Revenue is recognized when delivery occurs and collectability is reasonably assured.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

In the PRC, value added tax (the “VAT”) of generally 17% on invoice amount is collected in respect of the sales of goods against the customers on behalf of tax authorities. The VAT collected is not revenue of the Group; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Rental revenue

Minimum contractual rental from leases are recognized on a straight-line basis over the terms of the respective leases. With respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent on sale volume of tenant, is accrued when the contingency is removed.

Service income

The Group provides consulting or agent services for third-party property owners who wish to sell or lease commercial properties in exchange for consulting services on the sale or lease of such properties. Consulting or agent service income is recognized when the services are rendered.

The Group’s PRC subsidiaries are subject to business tax 5% for their revenues from straight-line rental and service, which are recognized after net off business tax.

(p)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Group or a desire to lease the commercial properties, are expensed as incurred. Advertising costs amounting to US$21,317 and US$117,266 for the three months ended March 31, 2011 and 2010, respectively, were recorded in the selling expenses.

(q)	Defined contribution plan

Full-time employees of the Group participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the Group's PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made.

The total amounts for such employee benefits, which were expensed as incurred, were approximately US191,946 and US$102,186 for the three months ended March 31, 2011 and 2010, respectively.

(r)	Income tax

In the PRC, the taxable net income of one subsidiary is not allowed to be offset by the tax loss incurred in another subsidiary within the consolidated financial statements.

The Group recognizes deferred income tax for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Group follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Group’s PRC subsidiaries are subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2011 and December 31, 2010 respectively.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

(s)	Earnings per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income attributable to common stock holders by the weighted average number of common stocks outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stocks.

(t)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. All items that are required to be recognized under current accounting standards as components of comprehensive income are reported in the consolidated financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(u)	Segment reporting

The internal reporting structure used by management for making operating decisions and assessing performance is used as the source for presenting the Group’s reportable segments. The Group categorizes its operations into two business segments: trading and commercial properties leasing.

As the Group generates all of its revenues from customers in the PRC, no geographical segments are presented.

(v)	Fair value measurements

Financial instruments include cash and cash equivalents, restricted cash, accrued straight-line rents receivable, trade receivable, prepayments and other receivables, due from related parties, short-term loans, advance from customers, accounts payable, other payables , amount due to related parties and deposit with property developer. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820 Fair Value Measurements and Disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually).

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Group maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs are used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(w)

Recently issued accounting standards affecting the Group

In the first quarter of 2011, the FASB has issued several ASU’s – ASU No. 2011-01 through ASU No. 2011-03. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

3.

CONCENTRATION OF RISK

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accrued straight-line rents receivable, trade receivable. As of March 31, 2011 and December 31, 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Trade receivable and accrued straight-line rents receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accrued straight-line rents receivable and trade receivable are mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers and suppliers

A summary of the customers in the segment of trading business, who accounted for 10% or more of the Group’s consolidated revenues for three months ended March 31, 2011 and 2010 respectively, is as follows:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Customer A	20%	*
Customer B	65%	*
Customer C	*	22%
Customer D	*	46%
Total	85%	68%

In other segments, there are no revenues from any customers for three months ended March 31, 2011 and 2010 which individually represent greater than 10% of the total revenue.

The above customers accounted for nil and 3% of accounts receivable balance as of March 31, 2011 and 2010, respectively.

The Group had four major suppliers that accounted for 89% of the total purchase of goods for the three months ended March 31, 2011, and three major suppliers that accounted for 92% of the total purchase of goods for three months ended March 31, 2010.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The above suppliers accounted for 56% and 16% of accounts payable balance as of March 31, 2011 and 2010, respectively.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

4.	BUSINESS COMBINATION

On March 31, 2011, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Group completed its acquisition of 100% of the equity interest of Longyun (the “Acquisition”). The total consideration was RMB58 million, approximately US$8,846,160 in cash.

Longyun is primarily engaged in marketing and trading of goods, and plans to expand its business to the managing and leasing of commercial properties. As a result of the acquisition, the Group has enhanced its trading business in the near term and expects to enhance its real estate business when Longyun expands to the managing and leasing of commercial properties.

Fair Value Determination and Allocation of Consideration Transferred

For the Acquisition, the Group was obligated to pay a consideration of RMB58 million (approximately $8,846,000) in cash in exchange for 100% equity interest and assumed US$3.2 million of debt of the acquired business. As of March 31, 2011, the Group has paid Rmb38 million to the original stockholders of Longyun. The acquisition was accounted for under the purchase method of accounting, and Longyun was included in the Group's consolidated financial statements from the acquisition date of March 31, 2011. With the assistance of an independent third-party valuation specialist, management reassessed the fair value of the major assets acquired and the liabilities assumed and concluded that a bargain purchase gain amounting to approximately US$7.1 million resulted from the acquisition. Accordingly, the Group recognized the gain as a component of other income in the consolidated statement of income for the three months ended March 31, 2011. Management believes that the Group was able to negotiate a bargain purchase price as a result of the prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

The allocation of purchase price to identifiable tangible assets and assumed liabilities has not yet been finalized. As such, the estimate is subject to change once the Company makes a final determination of the fair value of tangible assets acquired and liabilities assumed, which will be completed within one year from the acquisition date.

The following summarizes the consideration paid for the Acquisition, and the preliminary fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Acquisition
(in thousands)
(Unaudited)
Cash and cash equivalents	$1,595
Trade receivables	108
Inventory	115
Tangible non-current assets	22,923
Other assets	33
Total assets acquired	24,774

Current liabilities	3,237
Deferred tax liability	5,575
Total liabilities assumed	8,812
Net identifiable assets acquired	15,962
Less: cash consideration transferred	8,846
Gain on business combination	$7,116

Tangible non-current assets acquired during the transaction mainly include commercial properties of which the fair value is classified as Level 2 within the fair value hierarchy. With assistance of an independent valuation specialist, the management adopted the market approach, which rests on the wide acceptance of the market transactions as the best indicator and pre-supposes that evidence of relevant transactions in the market place can be extrapolated to similar properties, subject to allowances for variable factors. The Group’s management believes the result of valuation reflects the best estimates at the date the valuations were performed.

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the acquisition of Longyun occurred on January 1, 2010. The result includes the impact of preliminary fair value adjustment on property and the related adjustments on deferred taxes. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on date assumed above:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Total revenue	$27,195,004	9,839,937
(Loss) from operations	(1,150,910)	(657,777)
Net income (loss)	4,410,564	(624,812)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

5.	DEPOSIT WITH PROPERTY DEVELOPER

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deposit with property developer	$31,724,160	$-

As of March 31, 2011, deposit with property developer represents the deposit paid to a property development company to serve as their exclusive sales agent of certain properties.

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Advance to suppliers	$10,702,582	$2,080,645
Expense paid on behalf of customers and suppliers	1,132,619	-
Due from third party companies	556,698	999,688
Rental deposits to lessors	924,653	638,113
Prepaid office rental, petty cash and others	337,406	195,104
	$13,653,958	$3,913,550

As of March 31, 2011, due from third party Company amounting to US$305,040 bore an interest rate of basic interest rate of PBOC per annum, while the remaining balances were non-interest bearing loans to third parties for their working capital purposes.

7.	REAL ESTATE AND RELATED ASSETS, NET

Real estate and related assets consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Commercial properties	$74,670,109	$42,012,894
Tenant improvements	3,150,051	2,840,966
Office equipment and furniture	296,360	377,041
Motor vehicles	218,993	217,816
	78,335,513	45,448,717
Less: accumulated depreciation	1,572,162	920,226
	76,763,351	44,528,491
Construction in progress	1,594,986	969,467
	$78,358,337	$45,497,958

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Group recorded depreciation expenses of US$620,659 and US$145,562 for three months ended March 31, 2011 and 2010, respectively.

Accumulated depreciation for real estate held for operating leasing, including commercial properties and tenant improvements were US$1,467,654 and US$863,388, as of March 31, 2011 and December 31, 2010, respectively.

Certificates of ownership of certain commercial properties with an aggregate carrying value of US$968,502 are in progress of application.

Certain commercial properties with an aggregate carrying value of US$10,041,869 and US$2,398,599 were pledged as collateral for short-term borrowings and long-term borrowings, respectively, as of March 31, 2011.

In addition, certain commercial properties with an aggregate carrying value of US$5,718,220 were pledged as collateral for bank loans of a related party, Hangzhou Huaren Costume Co., Ltd (“Huaren Costume”) as of March 31, 2011.

8.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	March 31, 2011			December 31, 2010
	(Unaudited)
	Interest			Interest
Lender	rate	Maturity date	Balance	rate	Maturity date	Balance
Lishuang Lu	19.44%	April 17, 2011	$3,660,480	19.44%	February 17, 2011	$3,640,800
Mingyou Chen	22.80%	May 20, 2011	5,033,160	22.80%	February 20, 2011	5,006,100
Shanghai Fuxing Pawnshop Co, ltd	36.00%	April 26, 2011	2,592,840	36.00%	February 26, 2011	2,578,900
Shanghai Shencai Pawnshop Co, ltd	36.00%	April 20, 2011	846,486	36.00%	February 20, 2011	841,935
Shanghai Guoxin Pawnshop Co., ltd	36.00%	April 27, 2011	1,143,900
Shanghai Mintong Pawnshop Co., ltd	36.00%	April 27, 2011	915,120
Subtotal			14,191,986			12,067,735

Entrusted bank loans

China CITIC Bank	15.00%	January 27, 2012	45,756,000			-

Short- term bank loans

China Construction Bank	*	April 5, 2011	1,525,200			-
Qishang Bank	9.45%	October 20, 2011	122,016			-
Subtotal			1,647,216			-
			$61,595,202			$12,067,735

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Long-term borrowings	March 31, 2011			December 31, 2010
	Interest			Interest
Lender	rate	Maturity date	Balance	rate	Maturity date	Balance
Shaopin Lu	12.00%	March 1, 2013	4,250,000			-
Zhejiang Zheshang Pawnshop Co, ltd	31.2%	March 29, 2013	2,440,320			-
			$6,690,320			$-

*Floating rate, 110% of basis interest rate of PBOC

The weighted average interest rate for outstanding short-term borrowings was 17.56% and 25.53% as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the outstanding short-term borrowings amounting to US$14,191,986 were pledged by commercial properties amounting to US$10,041,869, among which borrowing from Lishuang Lu was also guaranteed by the ultimate controlling stockholders of the Company. Short-term bank loan from Qishang Bank was guaranteed by Zibo Shudong Synthetic Glass Co.,Ltd, Zibo Bodong machinery packaging Co.,Ltd, Wei Zhao and Yong Liu. Long- term borrowing from Shaopin Lu was guaranteed by the ultimate controlling stockholders of the Company. Long-term borrowing from Zhejiang Zheshang Pawnshop Co, ltd were pledged by commercial properties amounting to US$2,398,599.

The interest expenses were US$2,150,977 and US$145,541 for the three months ended March 31, 2011 and 2010, respectively.

The weighted average amounts of the borrowings were US$45,014,499 for three months ended March 31, 2011.

As of March 31, 2011, the Company is in compliance with the covenant requirements with respect to the outstanding borrowings and all the short-term borrowings matured in April 2011 were subsequently repaid.

9.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Due to original stockholder of Longyun for acquisition	$3,050,400	$-
Due to third parties	3,152,978	-
Accrued rental expense and other related costs	2,236,762	1,194,830
Accrued interest expense	1,088,290	368,866
Payroll and welfare payable	34,039	33,390
Rental deposits from lessees and others	785,307	655,484
	$10,347,776	$2,252,570

Due to third parties were non-interest bearing short-term loans for working capital purpose.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

10.	RESTRICTED NET ASSETS

In accordance with relevant PRC statutory laws and regulations, the Company’s PRC subsidiaries are restricted to transfer funds to the off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings, if any.

The Group’s ability to pay dividends or transfer funds to the stockholder through loans, advance is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiary only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries. Gain on business combination recorded in accordance with U.S. GAAP is not distributable as a result of GAAP difference and no unrestricted retained earnings from the Group’s PRC subsidiaries.

Therefore, the Group’s restricted net assets, comprising of the Company’s common stock and net assets of Company’s PRC subsidiaries, were US$41,906,672 and US$ 36,482,012 as of March 31, 2011 and December 31, 2010, respectively.

11.	TAXATION

The Company and its consolidated entities each files tax returns separately.

a)	Value Added Tax (“VAT”)

Pursuant to the provisional regulation of the PRC on VAT and their implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of goods in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers.

The Group’s PRC subsidiaries are subject to VAT at 17% for their revenues from trading activities, contingent rental and joint operation activities.

b)	Business tax

The Group’s PRC subsidiaries are subject to business tax at 5% for their revenues from straight-line rental and other service.

c)	Income tax

United States

Fifth Season International is subject to United States at a tax rate of 34%.

Hong Kong

In accordance with the relevant tax laws and regulations of Hong Kong, a company, irrespective of its residential status, is subject to tax on all profits (excluding profits arising from the sale of capital assets) arising in or derived from Hong Kong. No tax is levied on profits arising abroad, even if they are remitted to Hong Kong. The subsidiaries located in Hong Kong are subject to a Hong Kong profits tax rate of 16.5% on their income generated from Hong Kong for the periods presented.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject income tax at 25% on the taxable income.

d)	Income tax expenses (benefits)

The reconciliation of income taxes computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Three months ended March 31,
	2011	2010
	(Unaudited)

Income (loss) before income tax	$3,901,546	$(724,544)
Tax at statutory rate	1,024,496	(181,136)
Gain on the business combination	(1,779,125)	-
Change in valuation allowance	95,330
Non-deductible expenses	25,066	-
Income tax benefit	$(634,233)	$(181,136)

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of income tax expense are as follows:

	Three months ended March 31,
	2011	2010
	(Unaudited)
Current tax expense	$56,477	$-
Tax loss carryforwards	(707,273)	(153,228)
Deferred tax expense(benefit)	16,563	(27,908)
Income tax benefit	$(634,233)	$(181,136)

e)	Deferred tax assets and liabilities

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases used for income tax purposes. Significant components of the Group's deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deferred tax assets:
Tax loss carryforwards	$1,537,219	$748,458
Accrued rental expense and other related costs	509,261	365,983
Total	2,046,480	1,114,441
Less: valuation allowance	(95,367)	-
Deferred tax assets, net	1,951,113	1,114,441
Deferred tax liabilities:
Effect of differences between assigned value of property and their tax basis	12,489,401	6,942,528
Effect of differences between straight-line rental income and taxable rental income	539,596	335,402
	13,028,997	7,277,930
Net deferred tax liabilities	$11,077,884	$6,163,489

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Company’s RPC subsidiaries have tax loss carryforwards available amounting to approximate US$0.1 million, US$2.4 million and US$3.1 million, which begin to expire in 2014, 2015 and 2016, respectively, if unused by the offset of future taxable income of the individual subsidiaries.

The Group believes that the remaining tax loss carryforwards from Fifth Season HK amounting to US$0.58 million is unlikely be deductable in the future years and therefore the corresponding deferred tax assets were recognized with full allowance provided

12.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by the same ultimate stockholders
Huaren Costume	Controlled by the same ultimate stockholders
Hangzhou the Fifth Season Costume Co., Ltd. (“Hangzhou Costume” )	Controlled by the same ultimate stockholders
Hangzhou Hengding Plastics & Wood Tools Co., Ltd .(“Hangzhou Hengding”)	Controlled by the same ultimate stockholders
Hangzhou Liuhe Industrial Co., Ltd. (“Hangzhou Liuhe”)	Controlled by the same ultimate stockholders
Hangzhou Haigang Technology Co., Ltd. (“Hangzhou Haigang”)	Controlled by the same ultimate stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by the same ultimate stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by the same ultimate stockholders
Jiashan Lijing Mingzuo Entertainment Co., Ltd. (“Jiashan Lijing”)	Controlled by the same ultimate stockholders
Hangzhou Yinli Decorative Lighting Co.,Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Lianmo Wu	Husband of controlling stockholder
Shaopin Lu	Non-controlling stockholder
Hongsen Xu	Key management

a)	Trade receivables from related parties consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Hangzhou Hengding	$130,848	$4,681,145
Huaren Costume	192,452	191,417
	$323,300	$4,872,562

b)	Loans receivables from related parties consist of the following:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	March 31,	December 31,
	2011	2010
	(Unaudited)
Jiashan Lijing	$762,600	$758,500
Hangzhou Liuhe	-	592,561
Hangzhou Haigang	-	775,490
Nantong Commercial	152,520	-
Hangzhou Costume	1,749	-
Yinli Decorative Lighting	3,517,636	-
Huaren Costume	3,584,220	-
	$8,018,725	$2,126,551

Loans receivable from related parties were short-term loans for additional working capital purpose of related parties, which were non-interest bearing and due on demand.

As of April 19, 2011, approximately US$7.9 million of the outstanding balances as of March 31, 2011 were collected.

c)

Accounts payable to related parties consists of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Yinli Decorative Lighting	$-	$324,374

d)

Loans payable to related parties consists of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Zhejiang Fifth Season	$41,943	$763,051
Hongsen Xu	-	70,726
Lianmo Wu	157,795	-
	$199,738	$833,777

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

c)

Significant related party transactions other than loans are as follows:

		Three months ended March 31,
	Transaction	2011	2010
		(Unaudited)	(Unaudited)
Yinli Decorative Lighting	Purchase	$-	$3,674,100
		$-	$3,674,100

13.	COMMITMENTS AND CONTINGENCIES

a)	Purchase Commitments

Commitments for the purchase of commercial properties totaled to US$10,799,927858,305 as of March 31, 2011.

b)	Lease commitments

As of March 31, 2011, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2011	$1,409,826
2012	1,720,847
2013	1,961,899
2014	1,609,144
2015	1,458,502
Thereafter	6,722,194
$14,882,412

c)

Contingencies

The Group is a defendant in a lawsuit filed by one of its lessees for alleged breach of contract. The suit asks for actual and punitive damages totaling less than US$150,000. The Group believes the suit is completely without merit and intends to vigorously defend its position. The Group does not believe the outcome of this suit will have a material adverse effect on the Group. However, the Group is unable at this time to predict the outcome of this litigation or whether the Group will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Group.

As of March 31, 2011, the Group provided guarantee to a related party, Yinli Decorative Lighting for its bank loans up to RMB12 million (approximately US$1.8 million), guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd("ZiboXinhe") for its bank loans up to RMB0.5 million (approximately US$0.08 million), and certain commercial properties were pledged as collateral for bank loan up to RMB 36.1 million (approximately US$5.5 million) of a related party Huaren costume. The Group would be obligated in the event Yinli Decorative Lighting, Huaren costume or ZiboXinhe was unable to meet principal or interest payments when they become due. As of March 31, 2011, the maximum amount payable under such guarantees and pledge including the principle of RMB48.6 million (approximately US$7.41 million) with relevant interest and other associated legal cost. Should the Group be required to pay any portion of the total amount of the loans it has guaranteed, the Group could attempt to recover some or the entire amount from the guaranteed parties.

The Group did not record any contingencies as of March 31, 2011.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

14.	SEGMENT FINANCIAL INFORMATION

The Group determines segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Group's operations are mainly classified into two principal reportable segments that provide different products or services: commercial properties leasing, and trading. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets are not measurement reviewed by management. All corporate expenses and income tax expenses are allocated to the segments.

Period ended March 31, 2011 (Unaudited)
	Commercial
	properties	Trading	Others		Elimination	Total
	leasing					segments
External revenue	$1,090,678	$25,958,902	$29,978	*	$-	$27,079,558
Gain on business combination	7,116,499	-	-		-	7,116,499
Segment profit (loss)	5,041,598	210,167	(715,986)		-	4,535,779

Period ended March 31, 2010 (Unaudited)
	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$281,178	$9,556,602	-	-	$9,837,780
Segment profit (loss)	(402,204)	(141,204)	-	-	(543,408)

*Revenue from other segment consist of small on line sales of goods

15.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent events:

On April 19, 2011, the Group obtained a one-year short-term borrowing amounting to Rmb12 million (approximately US$1.8 million) from China Construction Bank with certain properties as collateral.

On May 5, 2011, the Group obtained one-year line of credit amounting up to Rmb 35 million (approximately US$5.3 million) from Shanghai Pudong Development bank for settlement of trade payable with 50% deposit as collateral .

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above. In some cases, you can identify forward- looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this registration statement and the documents that we reference and filed as exhibits to the registration statement completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” are to the combined business of Fifth Season International, Inc., a Delaware corporation, and its consolidated subsidiaries: Fifth Season HK, Business Real Estates, Kairui Real Estates, TFS Technology, TFS Trade, TFS GM, Shandong TFS, Jiashan TFS, Wuxi TFS, Liyang TFS, Tengzhou TFS, Shanghai Jiadu, Shanghai Lomo, Zibo Jiadu and Zibo Lomo;

  Fifth Season HK” are to The Fifth Season (Hong Kong) International Group Limited, a Hong Kong company;

  “Business Real Estates” are to Business Real Estates (China) Investment Holding Group Co., Ltd., a Hong Kong company;

  “Kairui Real Estates” are to Kairui (Hangzhou) Commercial Property Management Co., Ltd., a PRC company;

  “TFS Technology” are to The Fifth Season (Zhejiang) Technology Co., Ltd., a PRC company;

  “TFS Trade” are to The Fifth Season (Zhejiang) Trade Co., Ltd., a PRC company;

  “TFS GM” are to The Fifth Season Hangzhou Department Store Investment Management Co., Ltd., a PRC company;

  “Shandong TFS” are to The Fifth Season Shandong Commercial Investment Co., Ltd., a PRC company;

  “Jiashan TFS” are to The Fifth Season Jiashan Investment Management Co., Ltd., a PRC company;

  “Wuxi TFS” are to The Fifth Season Wuxi Commercial Investment Management Co., Ltd.; a PRC company;

  “Liyang TFS” are to The Fifth Season Liyang Investment Management Co., Ltd., a PRC company;

  “Tengzhou TFS” are to The Fifth Season Tengzhou Enterprise Management Co., Ltd., a PRC company;

  “Shanghai Jiadu” are to Shanghai Jiadu Commercial Management Co., Ltd., a PRC company;

  “Shanghai Lomo” are to Shanghai Lomo Industrial Co., Ltd., a PRC company;

  “Zibo Jiadu” are to The Fifth Season Zibo Jiadu Commerce Co., Ltd., a PRC company;

  “Zibo Lomo” are to The Fifth Season Lomo Commerce Co., Ltd., a PRC company;

  “TFS Property” are to The Fifth Season Tengzhou Property Development Co., Ltd., a PRC company

  “Shandong Trade” are to The Fifth Season Shandong Trade Co., Ltd., a PRC company

  “Longyun” are to Zibo Longyun Industrial and Trade Co., Ltd., a PRC company

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “USD,” “dollars,” and “$” are to the legal currency of the United States.

Overview of our Business

We are engaged in the investment, management, assignment, and leasing of commercial properties, and in the operation of department stores in China. In 2009, we expanded our business to include the wholesale purchase and sale of commodities, such as copper, steel, energy saving lamps, clothing, zinc slabs and fuel, and in 2010, we began engaging in online sales of general consumer products manufactured by third-parties, including small home appliances (such as kitchenware and soybean blenders), toys, clothing, footwear, luggage and accessories. During the year ended December 31, 2010 and 2009, 96.8% and 94.2% of our revenues were derived from our sale of commodities, while revenues from our commercial real estate activities accounted for 3.1% and 5.8% of revenues, and revenue from our online sales accounted for 0.1% and nil of revenues during the respective periods.

As of March 31, 2011, we managed seven commercial properties in Southeastern China, encompassing approximately 137,000 square meters, which includes three properties with 91,000 square meters directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We intend to focus and expand our commercial real estate business in the coming years.

We wholesale our commodities to wholesale and retail customers in China, including to Shanghai Senghong Metal Co., Ltd, Shanghai Tongli Metal Co., Ltd and Guangzhou Xinpinghang Trade Co., Ltd.

We operate our business in Hangzhou, Jiashan, Shanghai, Liyang, Wuxi, Zibo and Tengzhou.

Recent Developments

On March 31, 2011, pursuant to the terms of an Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Zibo Longyun Industrial and Trade Co., Ltd., or Longyun, we completed the acquisition of 100% of the equity interest of Longyun, for a total cash consideration of RMB58 million (approximately $8,846,160).

Longyun is primarily engaged in marketing and trading of goods, and plans to expand its business to the managing and leasing of commercial properties. As a result of the acquisition, we have enhanced our commodities wholesale business in the near term and expect to enhance our real estate business when Longyun expands to the managing and leasing of commercial properties.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter:

  Revenue: Revenue increased $17 million, or 175%, to $27 million for the three months ended March 31, 2011, from $10 million for the same period in 2010.

  Gross Profit and Margin: Gross profit increased $0.2 million, or 76%, to $0.5 million for the three months ended March 31, 2011, from $0.3 million for the same period in 2010.

  Net income: Net income was $4.5 million for the three months ended March 31, 2011, an increase of $5 million, or 935%, from the net loss of $0.5 million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.01 for the three months ended March 31, 2011, as compared to $(-0.001) for the same period last year.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three months ended March 31,
	2011			2010
		As a
		percentage
		of total			As a percentage
	In Dollars	revenue		In Dollars	of total revenue
Sales from trading	$25,988,880	96.0%		$9,556,602	97.1%
Rental and other revenues	1,090,678	4.0%		281,178	2.9%
Total Revenue	27,079,558	100.0%		9,837,780	100.0%

Cost of tangible goods sold	25,377,060	93.7%		9,268,889	94.2%

Expenses applicable to rental and other revenue	1,216,018	4.5%		292,593	3.0%

Costs and expenses applicable to sales and revenues	26,593,078	98.2%		9,561,482	97.2%
Gross profit	486,480	1.8%		276,298	2.8%

Selling expenses	(219,698)	(0.8%	)	(216,376)	(2.2%	)
General and administrative expenses	(1,335,721)	(4.9%	)	(640,882)	(6.5%	)
Interest income	1,632	0.0%		1,758	0.0%
Interest expense	(2,150,977)	(7.9%	)	(145,541)	(1.5%	)
Gain on business combination	7,116,499	26.3%		-	0.0%
Non-operating income	11,271	0.0%		199	0.0%
Non-operating expense	(7,940)	(0.0%	)	-	(0.0%	)
Income tax benefit	634,233	2.3%		181,136	1.8%

Net income/(loss)	$4,535,779	16.7%		$(543,408)	(5.5%	)

Revenue. We generate revenue primarily from the leasing of commercial properties and wholesale of various commodities, as well as from some online sales of consumer products. Our revenue increased to $27 million in the three months ended March 31, 2011, from $10 million in the same period last year, representing a 175% growth year-over-year. The growth was mainly due to the development of our businesses, by exploring new trade customers, such as Guangdong Yuehe Assets Management Co., Ltd and Guangzhou Xinpinghang Co., Ltd to increase trade revenue, and by establishment of new subsidiaries and acquiring both company and commercial properties to boost leasing income.

Revenue from our commercial properties leasing segment increased by 288%, to $1.1 million in the three months ended March 31, 2011, from $0.3 million in the same period last year. The increase was primarily due to $0.4 million in revenues from the increasing occupancy rate of Shanghai Jiadu; a $0.1 million contribution from Wuxi TFS which started its business in late 2010; and a $0.1 million contribution from Zibo Lomo which was acquired in late 2010.

Revenue from our trading and other segments increased by 172% to $26 million in the three months ended March 31, 2011, from $9.6 million in the same period last year. The increase was primarily due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Cost of Revenue. Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale of commodities segment and other expenses relating to our online sales. Our cost of revenue increased $17 million, or 178%, to $26.6 million in the three months ended March 31, 2011, from $9.6 million in the same period in 2010. The increase was in line with the increase in total revenue.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. Expenses applicable to our real estate operation segment increased by 316% to $1.2 million in the three months ended March 31, 2011, from $0.3 million in the same period last year. The increase was primarily due to the increase in depreciation expense, rental expense and other related costs resulting from our recent business acquisition activities and the contribution of our subsidiaries established in late 2010.

Cost of goods sold for our wholesale of commodities segment includes the cost of purchase of commodities. Cost of goods sold increased by 174% to $25.4 million in the three months ended March 31, 2011, from $9.3million in the same period last year. Such increase was generally in line with the increase in sales from our trading segment.

Gross Profit and Gross Margin. Our gross profit increased by $0.2 million, or 76%, to $0.5 million in the three months ended March 31, 2011, from $0.3 million in the same period in 2010. Gross profit as a percentage of net revenue was 2% and 3% for the three months ended March 31, 2011 and 2010, respectively.

In our real estate operation segment we suffered a gross loss of $0.1 million in the three months ended March 31, 2011, as compared to a gross loss of $0.01 million in the same period in 2010. Such change was primarily due to a negative gross margin suffered in a contingent lease in 2011 as the new tenant generated little sales at the initial stage of its business.

Gross margin for our trading segment was 2% and 3% for the three months ended March 31, 2011 and 2010, respectively. Such decrease was primarily due to lower sales prices offered to new customers during our efforts to develop business in 2011.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended March 31, 2011 were $219,698, from $216,376 in the same 2010 period, representing a 2% increase year-over-year. The increase was mainly due to an increase in staff costs caused by the development of our business, and partly offset by the decrease in advertising expense.

General and Administrative Expenses. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $0.7 million, or 108%, to $1.3 million in the three months ended March 31, 2011, from $0.6 million in the same period in 2010. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Interest Expense. Interest expense increased $2 million, or 1378%, to $2.2 million in the three months ended March 31, 2011, from $0.1 million in the same period in 2010, primarily due to more borrowings and loans during the 2011.

Gain on business combination. Gain on business combination of $7.1 million during the three months ended March 31, 2011 resulted from the acquisition of Longyun during the 2011 period.

Income Taxes. Our income taxes increased by approximately $0.5 million, or 250%, to $0.6 million in the three months ended March 31, 2011, from $0.2 in the same period of 2010. The increase was due to the combined effect of recognition of deferred tax assets and amortization of deferred tax liabilities.

Net Income. In the three months ended March 31, 2011, we generated a net income of $4.5 million in the three months ended March 31, 2011, an increase of $5 million from a net loss of $0.5 in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $4.5 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, respectively.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(31,400,981)	$3,303,082
Net cash used in investing activities	(21,271,012)	(4,168,747)
Net cash provided by (used in) financing activities	56,974,806	4,169,161
Effects of exchange rate change in cash	7,979	3,215
Net increase in cash and cash equivalents	4,310,792	3,306,711
Cash and cash equivalents, beginning of the year	228,763	234,888
Cash and cash equivalent, End of the period	$4,539,555	$3,541,599

Operating activities

Net cash used in operating activities was $31 million for the three months ended March 31, 2011, as compared to $3 million net cash provided by operating activities for the same period in 2010, which was primarily due to the payment of a $31 million deposit as the exclusive sales agent for a property development company in the 2011 period.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $21 million, as compared to $4 million net cash used in investing activities for the same period in 2010. The increase was primarily due to the combined effect of expenditure in property purchasing activity, payment in business acquisitions and higher financial support given to related parties in the 2011 period.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $57 million, as compared to $4 million net cash provided by financing activities for the same period in 2010. Such increase was primarily due to additional short-term and long-term borrowings obtained in the 2011 period.

Loan Commitments

As of March 31, 2011, the amount, maturity date and term of each of our bank loans were as follows:

(All amounts in U.S. Dollars)

		31-Mar-11

	Interest rate	Maturity date	Balance
Short-term borrowings
Lishuang Lu	19.44%	April 17,2011	$3,660,480
Mingyou Chen	22.80%	May, 20,2011	5,033,160
Shanghai Fuxing Pawnshop Co, ltd	36%	April 26, 2011	2,592,840
Shanghai Shencai Pawnshop Co, ltd	36%	April 20, 2011	846,486
Shanghai Guoxin Pawnshop Co., ltd	36%	April 27, 2011	1,143,900
Shanghai Mintong Pawnshop Co., ltd	36%	April 27, 2011	915,120
Subtotal			14,191,986
Entrusted bank loans
China CITIC Bank	15%	January 27, 2012	45,756,000
Short-term bank loans
China Construction Bank	110% of interest rate of PBOC	April 5, 2011	1,525,200
Qishang Bank	9.45%	October 20, 2011	122,016
Subtotal			1,647,216
Long-term borrowings
Shaopin Lu	12%	March 1, 2013	4,250,000
Zhejiang Zheshang Pawnshop Co, ltd	31.20%	March, 29,2013	2,440,320
Subtotal			6,690,320
Total			$68,285,522

____________
* Calculated based on the exchange rate of $1 = RMB 6.5565

The outstanding short-term borrowings and loans were pledged by properties, with an aggregate carrying value of $10,041,869. The outstanding long-term borrowings were pledged by properties, with an aggregate carrying value of $2,398,599.

We are currently in compliance with the covenants and other requirements with respect to our outstanding debt. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding property purchase activity and making opportunistic business acquisitions. We believe that our cash on hand and cash flow from operations will meet part of our present cash needs. For example, we served as an exclusive sales agent for a property development company in Shandong. This will bring us sufficient cash inflow when we commence our sales. And we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. As we build good relationship with local financial institutions, we can receive continuous financial support from these parties, include but not limit to loan facilities and line of credit from banks.

We may, however, in the future, require additional cash resources due to changed business conditions or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

In addition to the loan commitments described above, we have the material obligation described below.

As of March 31, 2011, pursuant to the terms of the Property Sale and Purchase Agreement dated June 8, 2009, by and between TFS GM and Shanghai Shuangou Property Co., Ltd, TFS GM was required to pay RMB 58,100,707 (approximately $8,861,520) before the end of 2011. Pursuant to the terms of the Property Sale and Purchase Agreement dated January 8, 2011, by and between TFS GM and Zhejiang Longding Holding Co., Ltd, TFS GM was required to pay RMB 13,091,956 (approximately $1,996,785) before the end of 2011. The payment terms may be extended at the request of TGS GM.

In addition, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, total consideration was RMB58 million (approximately $8,846,160), of which RMB38 million (approximately $5,795,760) was settled. The remaining RMB20 million (approximately $3,050,000) was required to pay by the end of May 2011.

The table below sets forth our contractual obligations as of March 31, 2011.

			2012 and	2014 and
Contractual Obligations	Total	2011	2013	2015	Thereafter
Operating Lease Obligations	$14,882,412	$1,409,826	3,682,746	3,067,646	6,722,194
Purchase obligations	$13,908,305	$13,908,305	-	-	-
Total	$28,790,717	$15,318,131	3,682,746	3,067,646	6,722,194

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The policies used in the preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

  Business combination;

  Impairment of long-lived assets;

  Revenue recognition;

  Allowance for doubtful accounts; and

  Deferred tax assets and liabilities

Business combination

Business combinations are recorded using the purchase method of accounting. The assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree at the acquisition date, if any, are measured at their fair values as of that date. Gain on business combination is recognized and measured as the excess of the fair values of the identifiable net assets acquired, at the acquisition date over the total consideration transferred plus the fair value of any non-controlling interest of the acquiree, if any. The consideration in acquisitions made in cash. Consideration transferred in a business acquisition is measured at the fair value as at the date of acquisition.

Revenue Recognition

Sales of goods

We primarily generate revenue from goods sales to distributors and end users. The delivery of our sales is made based on sales contracts from customers, which specify particular sales prices for the goods. Delivery occurs only upon receipt of the goods by the customer’s warehouse or designated destination, or at the time the goods are picked up by the customer. We granted certain credit terms and limits to customers that we believed to be low risk of collectability based on our credit assessment. Historically, no material collectability problem has occurred. Revenue is recognized when delivery occurs and collectability is reasonably assured. We have no post-delivery obligations on our goods sold.

Rental revenue

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Contingent rental revenue, such as percentage rent on sale volume of tenant, is accrued when the contingency is removed.

Allowance for Doubtful Accounts

Accounts receivable and accrued straight-line rents receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We have considered all available information in our assessments of the adequacy of the provision for doubtful accounts and we do not expect there would be significant changes on conditions that would result in material effect on the allowance estimation. We will continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Deferred tax assets and liabilities

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial adverse impact on our operating results.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we provided guarantee to a related party, Yinli Decorative Lighting, for up to RMB12 million(approximately US$1.8 million its bank loans), and guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd for its bank loans up to RMB0.5 million (approximately US$0.08 million). Should we be required to pay any portion of the total amount of the loans it has guaranteed, we could attempt to recover some or the entire amount from the guaranteed party.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and our Chief Financial Officer, Ms. Zhumin Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on our assessment, Mr. Lu and Ms. Zhang determined that, as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

i)     lack of an audit committee and an internal audit department

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Current Report on Form 8-K filed on April 6, 2011.

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

Date: May 23, 2011	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhumin Zhang
Zhumin Zhang
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)