Form 10-Q
period 2011-06-30
Fifth Season International, Inc.
filed 2011-08-15
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income (Loss)	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 27

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$731,007	$228,763
Restricted cash	36,840,040	-
Accrued straight-line rents receivable	2,351,316	1,204,778
Accounts receivable, net	29,468,813	3,906,837
Trade receivable from related parties	327,539	4,872,562
Inventories	2,670,238	87,400
Deposit with property developer	29,298,851	-
Prepayments and other receivables	27,040,114	3,913,550
Loans receivable from related parties	115,751	2,126,551
Current deferred tax assets	316,452	403,292
Net asset of discontinued operation	957,774	-
Total current assets	130,117,895	16,743,733
Non-current assets
Real estate and related assets, net	81,038,653	45,497,958
Long term prepaid lease	343,471	-
Prepayment for acquisition of properties	4,464,654	2,478,802
Long-term deferred tax assets	2,239,957	711,149
Total non-current assets	88,086,735	48,687,909

TOTAL ASSETS	$218,204,630	$65,431,642

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$60,077,376	$12,067,735
Accounts payable	30,894,677	4,952,023
Notes payable	45,119,840	-
Accounts payable to related parties	-	324,374
Advance from customers	4,750,861	937,623
Accrued expenses and other payables	14,045,317	2,252,570
Taxes payable	293,291	301,597
Loans payable to related parties	3,547,564	833,777
Current deferred tax liabilities	487,499	563,017
Total current liabilities	159,216,425	22,232,716
Non-current liabilities
Long term bank loans	4,250,000	-
Long term deferred tax liabilities	13,182,331	6,714,913
Total liabilities	176,648,756	28,947,629

Commitment and contingencies	-	-

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at June 30, 2011 and December 31, 2010	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 391,543,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010)	4,000	3,915
Additional paid in capital	27,457,486	26,466,609
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	11,452,895	8,868,533
Accumulated other comprehensive income	1,918,763	1,140,964
Total stockholders’ equity	40,837,136	36,484,013

Noncontrolling interest	718,738	-
Total equity	41,555,874	36,484,013

TOTAL LIABILITIES AND EQUITY	$218,204,630	$65,431,642

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$71,934,499	$3,707,076	$97,923,379	$13,263,678
Straight-line rental income	855,519	313,924	1,865,163	565,444
Contingent rental income and others	42,682	262,099	123,716	291,757
Total revenue	72,832,700	4,283,099	99,912,258	14,120,879

Cost of goods sold	71,321,790	3,585,666	96,698,850	12,854,555
Expenses applicable to straight-line rental income	404,752	374,162	1,523,134	626,856
Expenses applicable to contingent rental and others	54,739	211,730	152,375	251,629
Total cost	71,781,281	4,171,558	98,374,359	13,733,040
Gross profit	1,051,419	111,541	1,537,899	387,839

Operating expenses
Selling expenses	448,378	251,785	668,076	468,161
General and administrative expenses	1,167,622	442,565	2,503,343	1,083,447
Total operating expenses	1,616,000	694,350	3,171,419	1,551,608
Loss from operations	(564,581)	(582,809)	(1,633,520)	(1,163,769)

Other income (expenses)
Interest income	1,689	250	3,321	2,008
Interest expense	(2,123,941)	(27,992)	(4,274,918)	(173,533)
Non-operating income	140,942	23,131	152,213	23,330
Non-operating expense	(5,113)	(4,278)	(13,053)	(4,278)
Gain on business combination	-	-	7,116,499	-
Other income (expenses), net	(1,986,423)	(8,889)	2,984,062	(152,473)
Income (loss) before income tax	(2,551,004)	(591,698)	1,350,542	(1,316,242)
Income tax benefit	557,247	147,924	1,191,480	329,060
Net income (loss) from continuing operations	(1,993,757)	(443,774)	2,542,022	(987,182)
Discontinued operations
Income from operations of the discontinued component, including gain/loss on the disposal of Nil	4,491	-	4,491	-
Income tax	(153)	-	(153)	-
Net income on discontinued operation	4,338	-	4,338	-
Income/(loss) before extraordinary items	(1,989,419)	(443,774)	2,546,360	(987,182)

Less: net loss attributable to the non-controlling interest	(2,402)	-	(38,002)	-
Net income (loss) attributable to the Fifth Season’s common stockholders	$(1,987,017)	$(443,774)	$2,584,362	$(987,182)

Comprehensive income (loss):
Net income (loss)	$(1,989,419)	$(443,774)	$2,546,360	$(987,182)
Foreign currency translation adjustment	621,632	(36,367)	777,799	217,271
Comprehensive income (loss)	(1,367,787)	(480,141)	3,324,159	(769,911)
Less: comprehensive loss attributable to the non-controlling interests	(2,257)	-	(38,002)	-
Comprehensive income(loss) attributable to the Fifth Season’s common stockholders	$(1,365,530)	$(480,141)	$3,362,161	$(769,911)

Basic and diluted weighted average shares outstanding	399,999,847	391,543,500	395,841,754	391,543,500
Basic and diluted earnings(loss) per share	$(0.00)	$(0.00)	$0.01	$(0.00)

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010

	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$2,546,360	$(987,182)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expenses	1,469,581	422,937
Gain on business combination	(7,116,499)	-
Exchange (gain) loss	(13,331)	249,272
Change in operating assets and liabilities:
Accrued straight line rents receivable	(1,112,211)	(601,876)
Trade receivable from third parties	(25,110,106)	(2,347,730)
Trade receivable from related parties	4,586,400	(245,930)
Inventories	(2,438,810)	253,172
Deposit with property developer	(27,764,847)	-
Prepayments and other receivables	(24,136,694)	(3,021,547)
Accounts payable	26,034,138	(2,343,895)
Accounts payable to related parties	(326,897)	(407,712)
Advance from customers	3,755,521	384,838
Accrued expenses and other payables	(518,434)	7,117,069
Tax payables	(14,119)	39,844
Deferred tax assets	(1,406,168)	(376,596)
Deferred tax liabilities	602,438	66,798
Net cash used in operating activities	(50,963,678)	(1,798,538)

Cash flows from investing activities
Purchase of real estate and related assets	(17,103,832)	(3,125,986)
Acquisition of subsidiaries, net of cash acquired	(5,739,598)	-
Change in amount due from third parties	609,976	(325,567)
Change in amount due from related parties	1,900,407	(4,093,831)
Net cash used in investing activities	(20,333,047)	(7,545,384)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	756,740	1,495,320
Proceeds from capital injection by controlling stockholders
Additional capital contribution	931,825	7,415,206
Proceeds from short-term loans	63,827,400	2,250,547
Borrowing in notes payable	44,640,960
Proceeds from long-term loans	4,205,690	-
Repayments of short-term loans	(18,200,364)	(14,514,271)
Change in amount due to third parties	9,284,605	(366,300)
Change in amount due to related parties	2,800,008	176,798
Change in restricted cash	(36,449,038)	15,156,574
Net cash provided by financing activities	71,797,826	11,613,874
Effect of foreign currency fluctuation on cash and cash equivalents	1,143	12,323
Net changes in cash and cash equivalents	502,244	2,282,275
Cash and cash equivalents, beginning of year	228,763	234,888
Cash and cash equivalents, end of period	$731,007	$2,517,163

Supplemental cash flow information:
Interest paid	$4,048,962	$173,533
Income taxes paid	$47,557	$11,450

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Fifth Season International, Inc. (the “Company” or “Fifth Season International”) was incorporated in the State of Delaware on October 5, 2007. It did not engage in any operations and was an inactive “shell” company from its inception until its reverse acquisition with The Fifth Season (Hong Kong) International Group Limited “Fifth Season HK” on March 31, 2011.

On March 3, 2011, Fifth Season International completed a reverse acquisition transaction through a share exchange with Fifth Season HK and its stockholders Cheng Chushing, Shaoping Lu and Power Guide Investment Limited, whereby Fifth Season International acquired 100% of the issued and outstanding capital stock of Fifth Season HK by issuing 391,543,500 shares to the Fifth Season HK’s stockholders, which constituted 98% of its issued and outstanding shares on a fully-diluted basis of Fifth Season International after the consummation of the reverse acquisition. As a result of the reverse acquisition, Fifth Season HK became Fifth Season International’ wholly-owned subsidiary, The share exchange transaction with Fifth Season HK was treated as a reverse acquisition, with Fifth Season HK as the accounting acquirer and Fifth Season International as the acquired party.

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

Details of the Company’s subsidiaries are summarized as follows:

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

Fifth Season HK	February 2, 2007	Hong Kong	100%	Investment

Business Real	November 19,	Hong Kong	100%	Investment
Estates (China)	2008
Investment
Holding Group
Co., Ltd.,

The Fifth Season	November 6,	PRC	100%	Online trading of goods
(Zhejiang)	2009
Technology Co.,
Ltd

The Fifth Season	September 15,	PRC	100%	Marketing and trading of
(Zhejiang) Trade	2009			goods
Co., Ltd

Kairui (Hangzhou)	August 2, 2010	PRC	100%	Investment, managing and
Commercial				leasing commercial
Property				properties
Management Co.,
Ltd

The Fifth Season	August 12, 2008	PRC	100%	Investing, managing and
Hangzhou				leasing commercial
Department Store				properties
Investment
Management Co.,
Ltd

The Fifth Season	September 3,	PRC	100%	Managing and leasing
Jiashan Investment	2009			commercial properties and
Management Co.,				hotel management
Ltd

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

The Fifth Season	November 9,	PRC	100%	Managing and leasing
Wuxi Commercial	2009			commercial properties
Management Co.,
Ltd

The Fifth Season	November 27,	PRC	100%	Managing and leasing
Liyang Investment	2009			commercial properties
Management Co.,
Ltd

The Fifth Season	August 5, 2010	PRC	100%	Managing and leasing
Tengzhou				commercial properties
Enterprise
Management Co.,
Ltd

The Fifth Season	November 3,	PRC	100%	Managing and leasing
Zibo Jiadu	2010			commercial properties
Commerce Co.,
Ltd

Shanghai Jiadu	May 11, 2007	PRC	100%	Managing and leasing
Commercial				commercial properties
Management Co.,
Ltd

Shanghai Lomo	September 2,	PRC	100%	Managing and leasing
Industrial Co., Ltd	2008			commercial properties

The Fifth Season	December 8, 2009	PRC	100%	Investing, managing and
Shangdong				leasing commercial
Commercial				properties
Investment Co.,
Ltd

The Fifth Season	April 26, 2010	PRC	100%	Managing and leasing
Lomo Commerce				commercial properties;
Co., Ltd

The Fifth Season	January 26, 2011	PRC	51%	Investing, managing and
Tengzhou Property				developing commercial
Development Co.,				properties
Ltd

The Fifth Season	March 22, 2011	PRC	100%	Marketing and trading of
Shandong Trade				goods
Co., Ltd

Zibo Longyun	August 12, 2002	PRC	100%	Marketing and trading of
Industrial and				goods. Investing, managing
Trade Co., Ltd				and leasing commercial
				properties

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

The Fifth Season	April 1, 2011	PRC	100%	Managing and leasing
Binzhou				commercial properties
Commerce Co.,
Ltd.

As of June 30, 2011, the Fifth Season Jiashan Investment Management Co., Ltd had not started its hotel management business.

The Fifth Season Binzhou Commerce Co., Ltd was established by the Fifth Season Shangdong Commercial Investment Co., Ltd in April 2011.

2.	Going concern

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately US$29.1 million as of June 30, 2011. Based on future projections of the Company’s profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, and the anticipated ability of the Group to obtain continued financing or related parties’ loan to finance its continuing operations, the Group’s management has prepared the consolidated financial statements on a going concern basis.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

As a result of the share exchange on March 31, 2011, Fifth Season HK became a subsidiary of Fifth Season International. The former Fifth Season HK’s stockholders owned a majority of common stock of the Company. The transaction was regarded as a reverse merger whereby Fifth Season HK was considered to be the accounting acquirer as its shareholders retained control of the Company after the share exchange, although Fifth Season International is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Fifth Season HK is the continuing entity for financial reporting purpose. SEC Manual Item 2.6.5.4 Reverse Acquisitions requires that “in a reverse acquisition of historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in-capital.” Therefore, the financial statements have been prepared as if Fifth Season HK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The consolidated interim financial information as of June 30, 2011 and for the three and six months periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Form 8-K previously filed with the SEC on April 6, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations for the three and six-month periods and cash flows for the six-month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

The results of operations of reportable segment, a subsidiary or an asset group, that either has been disposed of or is classified as held for sale is reported in discontinued operations separately in the consolidated financial statements, if the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations as a result of the disposal transaction and that the Company will not have any significant continuing involvement in its operations after the disposal transaction.

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

Restricted cash consists of security deposits that serve as collateral for the notes payable, short-term bank loans and notes payable.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

None of the receivables of the Group are with collateral assets. No material receivable are past due over 90 days or with difficulty in collection. Therefore, no allowance or write-offs were provided for account receivable, accrued straight-line rents receivable or due from third parties/related parties as of June 30, 2011 and December 31, 2010, respectively.

(j)	Inventories

Inventories consist of goods purchased, which are stated at lower of cost or market. Cost is determined using weighted average method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose.

Where there is evidence that market value of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold. No provision was provided for the inventory as of June 30, 2011 and December 31, 2010, respectively.

(k)	Real estate and related assets

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Upon the acquisition of real estate assets, the Group allocates the purchase price of real estate to the acquired tangible assets and liabilities based on each case on the fair value of acquired tangible assets such as buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. Except for buildings, no other tangible assets or intangible assets were identified when acquiring the real estate assets for the period ended June 30, 2011 and the year ended December 31, 2010, respectively.

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

The Group incurred foreign currency exchange gain of US$ 13,019 for the six months ended June 30, 2011, and exchange loss of US$ 264,196 for the six months ended June 30, 2010, respectively.

Meanwhile, the Group incurred foreign currency exchange gain of US$ 8,063 for the three months ended June 30, 2011, and exchange loss of US$ 14,992 for the three months ended June 30, 2010, respectively.

The Group’s reporting currency is U.S Dollar. Assets and liabilities of subsidiaries in the PRC and Hong Kong are translated to the reporting currency at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(m)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, service liability, and tax matters. The Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material government or tax authority investigation or service liability claims except for those disclosed in Note 19.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

Service income

The Group provides consulting services for third-party property owners who wish to sell or lease commercial properties in exchange for consulting services on the sale or lease of such properties. Consulting service income is recognized when the services are rendered.

The Group’s PRC subsidiaries are subject to business tax 5% for their revenues from straight-line rental and consulting service, which are recognized after net off business tax.

(p)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Group or a desire to lease the commercial properties, are expensed as incurred. Advertising costs amounting to US$138,024 and US$192,716 for the 6 months ended June 30, 2011 and 2010, respectively, were recorded in the selling expenses. Meanwhile, advertising costs amounting to US$116,707 and US$75,450 for the 3 months ended June 30, 2011 and 2010, respectively, were recorded in the selling expenses.

(q)	Defined contribution plan

Full-time employees of the Group participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the Group makes contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The total amounts for such employee benefits, which were expensed as incurred, were approximately US$430,341 and US$262,478 for the 6 months ended June 30, 2011 and 2010, respectively, while approximately US$238,395 and US$160,292 for the 3 months ended June 30, 2011 and 2010, respectively.

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

The Group follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Group’s PRC subsidiaries are subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2011 and December 31, 2010 respectively.

(s)	Earnings per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income attributable to common stock holders by the weighted average number of common stocks outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stocks. The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

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

Financial instruments include cash and cash equivalents, restricted cash, accrued straight-line rents receivable, trade receivable, prepayments and other receivables, due from related parties, short-term loans, advance from customers, accounts payable, other payables and amount due to related parties. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

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

(w)	Recently issued accounting standards affecting the Group

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

4.	CONCENTRATION OF RISK

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accrued straight-line rents receivable, trade receivable. As of June 30, 2011 and December 31, 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Trade receivable and accrued straight-line rents receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accrued straight-line rents receivable and trade receivable are mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Concentration of customers and suppliers

A summary of the customers in the segment of trading business, who accounted for 10% or more of the Group’s consolidated revenues for the periods ended June 30, 2011 and 2010 are as follows:

	Six months ended June 30,		Three months ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	38%	*	27%	*
Customer B	24%	*	32%	*
Customer C	17%	*	21%	*
Customer D	*	60%	*	91%
Customer E	*	16%	*	*
Total	79%	76%	80%	91%

In other segments, there are no revenues from any customers for the periods ended June 30, 2011 and 2010 which individually represent greater than 10% of the total revenue.

The above customers accounted for 71% and 67% of accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively.

The Group had three major suppliers that accounted for 71% of the total purchase of goods for the six months ended June 30, 2011, and three major suppliers that accounted for 92% of the total purchase of goods for six months ended June 30, 2010.

Meanwhile, the Group had three major suppliers that accounted for 76% of the total purchase of goods for the three months ended June 30, 2011, and one major suppliers that accounted for 96% of the total purchase of goods for three months ended June 30, 2010.

The above suppliers accounted for 70% and 7% of accounts payable balance as of June 30, 2011 and December 31, 2010, respectively.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

5.	EARNINGS PER SHARE

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	(1,993,757)	(443,774)	2,542,022	(987,182)

Net income on discontinued operation	(4,338)	-	(4,338)	-

Net income (loss) attributable to the Fifth Season’s common stockholders
	(1,987,017)	(443,774)	2,584,362	(987,182)

Basic and diluted weighted average shares outstanding	399,999,847	391,543,500	395,841,754	391,543,500
Basic and diluted earnings(loss) per share

Continuing operations, net of tax	(0.00)	(0.00)	0.01	(0.00)

Discontinued operations, net of tax	(0.00)	-	(0.00)	-
Net income (loss) attributable to common stockholders	(0.00)	(0.00)	0.01	(0.00)

6.	BUSINESS COMBINATION

On March 31, 2011, pursuant to the terms of the Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Group completed its acquisition of 100% of the equity interest of Longyun (the “Acquisition”). The total consideration was RMB58 million, approximately US$8,846,160, in cash.

Longyun is primarily engaged in the marketing and trading of goods, and plans to expand its business to the management and leasing of commercial properties. As a result of the Acquisition, the Group has enhanced its trading business in the near term and expects to enhance its real estate business when Longyun expands to the management and leasing of commercial properties.

Fair Value Determination and Allocation of Consideration Transferred

For the Acquisition, the Group was obligated to pay a consideration of RMB58 million (approximately $8,846,000) in cash in exchange for 100% equity interest and assumed US$3.2 million of debt of the acquired business. As of June 30, 2011, the Group had paid Rmb48 million to the original stockholders of Longyun. The acquisition was accounted for under the purchase method of accounting, and Longyun was included in the Group's consolidated financial statements from the Acquisition date of March 31, 2011. With the assistance of an independent third-party valuation specialist, management reassessed the fair value of the major assets acquired and the liabilities assumed and concluded that a bargain purchase gain amounting to approximately US$7.1 million resulted from the Acquisition. Accordingly, the Group recognized the gain as a component of other income in the consolidated statement of income for the six months ended June 30, 2011. Management believes that the Group was able to negotiate a bargain purchase price as a result of the prevailing economic environment and its access to the liquidity necessary to complete the Acquisition.

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

Tangible non-current assets acquired during the transaction mainly include commercial properties of which the fair value is classified as Level 2 within the fair value hierarchy. With the assistance of an independent valuation specialist, the management adopted the market approach, which rests on the wide acceptance of market transactions as the best indicator and pre-supposes that evidence of relevant transactions in the market place can be extrapolated to similar properties, subject to allowances for variable factors. The Group’s management believes the resulting valuation reflects the best estimates at the date when the valuations were performed.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Three months ended Jun 30		Six months ended Jun 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue	72,832,700	4,285,338	100,027,704	14,125,275
(Loss) from operations	(564,581)	(670,409)	(1,715,491)	(1,328,186)
Net income (loss)	(1,989,419)	(567,737)	2,421,145	(1,192,549)

7.	DISCONTINUED OPERATIONS

In June 2011, the Group entered into an equity transfer agreement to sell the Fifth Season Shandong Trade Co., Ltd, one of the subsidiaries engaged in the sale of goods, to Mr. Huaiqu Wen, unaffiliated third party, and Mr. Dacheng Rao, a relative of our President Mr. Lianmo Wu, for RMB10,000,000 (approximately $1.5 million) in cash. The decision to sell the subsidiary was based on the Group’s strategy to concentrate its efforts on developing the Group’s trading business in Hangzhou.

The consolidated assets and liabilities of Shandong Trade have been classified on the balance sheet as Net Assets of Discontinued Operations. The asset and liabilities comprising the balances, as classified in the balance sheets, consist of:

June 30, 2011
(Unaudited)
Cash and cash equivalent	$43,328
Other receivables	773
Prepayment	927,120
Property and equipment	2,005
Total Assets	$973,226

Accrued Liabilities	(15,452)
Total Liabilities	$(15,452)
Net Assets of Discontinued Operations	$957,774

The consolidated net gain from operations of Shandong Trade has been classified on the statements of Income and Comprehensive income, as Gain from Discontinued Operations. Summarized results of discontinued operations are as follows:

Six months
ended June 30,
2011
(Unaudited)
Gross sales	$2,853,994
Cost of goods sold	(2,818,370)
Gross profit	35,624
Administration expenses	30,927
Finance costs-net	206
Income from discontinued operations	4,491
Income tax	153
Net income from discontinued operations	$4,338

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

8.	RESTRICTED CASH

	June 30,	December 31,
	2011	2010
	(Unaudited)
Restricted cash	$36,840,040	$-

As of June 30, 2011, restricted cash represents the security deposits that serve as collateral for the notes payable, letter of credit and short term loan, amounting to US$21,323,760, US$9,026,440 and US$6,489,840, respectively, from the Fifth Season (Zhejiang) Trade Co., Ltd.

9.	DEPOSIT WITH PROPERTY DEVELOPER

	June 30,	December 31,
	2011	2010
	(Unaudited)
Deposit with property developer	$29,298,851	$-

As of June 30, 2011, deposit for sales of properties represents the deposit paid to a property development company to serve as their exclusive sales agent of certain properties.

10.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Advance to suppliers	$24,379,040	$2,080,645
Expense paid on behalf of customers and suppliers	632,366	-
Due from third party companies	401,752	999,688
Rental deposits to lessors	590,266	638,113
Prepaid taxes and Input VAT	362,909	-
Prepaid office rental, petty cash and others	673,781	195,104
	$27,040,114	$3,913,550

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

As of June 30, 2011, due from third party Company amounting to US$309,040 bore an interest rate of basic interest rate of PBOC per annum, while the remaining balances were non-interest bearing loans to third parties for their working capital purposes.

11.	REAL ESTATE AND RELATED ASSETS, NET

Real estate and related assets consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Commercial properties held for operating lease	$78,132,272	$42,012,894
Tenant improvements	3,398,873	2,840,966
Office equipment and furniture	385,248	377,041
Motor vehicles	239,107	217,816
	82,155,500	45,448,717
Less: accumulated depreciation	2,282,420	920,226
	79,873,080	44,528,491
Construction in progress	1,165,573	969,467
	$81,038,653	$45,497,958

The Group recorded depreciation expenses of US$1,469,581 and US$422,937 for the six months ended June 30, 2011 and 2010, respectively, and US$848,992 and US$277,375 for the three months ended June 30, 2011 and 2010, respectively

Accumulated depreciation for real estate held for operating leasing, including commercial properties and tenant improvements were US$2,151,820 and US$863,388, as of June 30, 2011 and December 31, 2010, respectively.

Certificates of ownership of certain commercial properties with an aggregate carrying value of US$729,785 are still in the application process.

As of June 30, 2011, certain commercial properties with an aggregate carrying value of US$26,870,540 were pledged as collateral for short- term borrowings and a letter of credit as of June 30, 2011.

12.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings		June 30, 2011			December 31, 2010
		(Unaudited)

Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Lishuang Lu	-	-	-	19.44%	February 17, 2011	$ 3,640,800
Mingyou Chen	-	-	-	22.80%	February 20, 2011	5,006,100
Shanghai Fuxing
Pawnshop Co, ltd	-	-	-	36.00%	February 26, 2011	2,578,900
Shanghai Shencai
Pawnshop Co, ltd	-	-	-	36.00%	February 20, 2011	841,935
Subtotal			-			$ 12,067,735

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Entrusted bank
loans

China CITIC Bank	1	January 27, 2012	46,356,000	-	-	-

Short-term
bank loans

China Bank	6.14%	August 27, 2011	6,335,320	-	-	-
China Construction Bank	2	April 18,2012	1,854,240	-	-	-
Qishang Bank	9.45%	October 20, 2011	123,616	-	-	-
China CITIC Bank	3	April 13, 2012	5,408,200
Subtotal			13,721,376			-
			$60,077,376			$ 12,067,735

Long-term borrowings		June 30, 2011			December 31, 2010
	Interest
Lender	rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Shaopin Lu	12.00%	March 1, 2013	4,250,000	-	-	-

Subtotal			$4,250,000			$ -

[1]	Floating rate, 258% of basis interest rate of PBOC
[2]	Floating rate, 115% of basis interest rate of PBOC
[3]	Floating rate, 120% of basis interest rate of PBOC

The weighted average interest rate for the outstanding short-term bank loans was 13.89% and 25.53% as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the outstanding short-term loans amounting to US$6,335,320 and US$1,854,240 were pledged by bank deposits of US$6,489,840 and commercial properties amounting to US$8,400,404, respectively. A short-term bank loan from Qishang Bank was guaranteed by Zibo Shudong Synthetic Glass Co., Ltd, Zibo Bodong machinery packaging Co., Ltd, Wei Zhao and Yong Liu. A short-term borrowing from China CITIC Bank was secured by a pledge of commercial properties amounting to US$3,969,462 and guaranteed by Lianmo Wu, husband of the controlling stockholder. A long-term borrowing from Shaopin Lu was guaranteed by the ultimate controlling stockholders of the Company.

Interest expenses were US$4,274,918 and US$173,533 for the six months ended June 30, 2011 and 2010, respectively, and US$2,123,941 and US$27,992 for the three months ended June 30, 2011 and 2010, respectively.

The weighted average amounts of the borrowings were US$ 52,431,382.01 for the six months ended June 30, 2011.

As of June 30, 2011, the Company is in compliance with the covenant requirements with respect to the outstanding borrowings.

13.	NOTES PAYABLE

The Company has executed credit facilities with China CITIC Bank and Shanghai Pudong Development Bank that provided for working capital in the form of bank acceptance bills or a letter of credit. The funds borrowed under bank acceptance bills are non-interest bearing and are generally repayable within six months. The funds under the letter of credit are interesting bearing with a one-year term. Certain deposits are required and properties as collateral for the notes payable.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Due to original stockholder of Longyun for acquisition	$1,545,200	$-
Due to third parties	9,384,205	-
Accrued rental expense and other related costs	1,500,909	1,194,830
Accrued interest expense	398,107	368,866
Payroll and welfare payable	24,462	33,390
Rental deposits from lessees and others	1,192,434	655,484
	$14,045,317	$2,252,570

Due to third parties are non-interest bearing short-term loans for working capital purposes.

15.	RESTRICTED NET ASSETS

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

Therefore, the Group’s restricted net assets, comprising of the Company’s common stock and net assets of Company’s PRC subsidiaries, were US$40,830,751 and US$ 36,482,012 as of June 30, 2011 and December 31, 2010, respectively.

16.	TAXATION

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

c) Income tax

United States

Fifth Season International is subject to United States income taxes at a tax rate of 34%.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to state and local income taxes within the PRC at 25% on the taxable income.

d) Income tax expenses (benefits)

The reconciliation of income taxes computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) before income tax	$1,350,542	$(1,316,242)	$(2,551,004)	$(591,698)
Tax at statutory rate	408,675	(329,060)	(615,821)	(147,924)
Gain on the business combination	(1,779,125)	-	-	-
Change in valuation allowance	137,901	-	42,571	-
Non-deductible expenses	41,069	-	16,003	-
Income tax benefit	$(1,191,480)	$(329,060)	$(557,247)	$(147,924)

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of income tax expense are as follows:

	Six months ended June 30
	2011	2010
	(Unaudited)	(Unaudited)
Current tax expense	$46,409	$-
Tax loss carryforwards	(1,289,064)	(1,248,646)
Deferred tax expense(benefit)	51,175	919,586
Income tax benefit	$(1,191,480)	$(329,060)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

e) Deferred tax assets and liabilities

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases used for income tax purposes. Significant components of the Group's deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2011	2010

	(Unaudited)
Deferred tax assets:
Tax loss carryforwards	$2,203,160	$748,458
Accrued rental expense and other related costs	491,146	365,983
Total	2,694,306	1,114,441
Less: valuation allowance	(137,897)	-
Deferred tax assets, net	2,556,409	1,114,441
Deferred tax liabilities:
Effect of differences between assigned value of property and their tax basis	12,994,152	6,942,528
Effect of differences between straight-line rental income and taxable rental income	675,678	335,402
	13,669,830	7,277,930
Net deferred tax liabilities	$11,113,421	$6,163,489

The Company’s RPC subsidiaries have tax loss carryforwards available amounting to approximate US$0.1 million, US$2.4 million and US$6.5 million, which begin to expire in 2014, 2015 and 2016, respectively, if unused by the offset of future taxable income of the individual subsidiaries.

The Group believes that the remaining tax loss carryforwards from Fifth Season HK amounting to US$0.83 million is unlikely be deductable in the future years and therefore the corresponding deferred tax assets were recognized with full allowance provided The Company has cumulative undistributed earnings of approximately $11,452,895 as of June 30, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in its operations in PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if The Company concluded that such earnings will be remitted in the future.

17.	STRAIGHT-LINE RENTAL INCOME AND RELATED EXPENSES

a) The Group’s real estate assets are leased to customers under operating leases. These leases have initial terms of 0.3 to 19.5 years, and usually the Group offers a rental holiday ranging from 2 to 15 months. The minimum rental amounts under the leases are generally subject to scheduled fixed increases.

The following table summarizes future minimum base rents to be received from customers for leases in effect as of June 30, 2011:

Year	Amount
2011	2,161,176
2012	4,357,659
2013	4,273,145
2014	3,926,343
2015	3,438,016
Thereafter	19,984,877
38,141,216

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The following table summarizes future minimum base rents to be received from customers under subleases as of June 30, 2011:

Year	Amount
2011	354,354
2012	783,084
2013	706,133
2014	706,133
2015	635,903
Thereafter	1,840,210
5,025,817

18.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by the same ultimate stockholders
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	Controlled by the same ultimate stockholders
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by the same ultimate stockholders
Hangzhou Hengding Plastics & Wood Tools Co., Ltd .(“Hangzhou Hengding”)	Controlled by the same ultimate stockholders
Hangzhou Liuhe Industrial Co., Ltd. (“Hangzhou Liuhe”)	Controlled by the same ultimate stockholders
Hangzhou Haigang Technology Co., Ltd. (“Hangzhou Haigang”)	Controlled by the same ultimate stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by the same ultimate stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by the same ultimate stockholders
Jiashan Lijing Mingzuo Entertainment Co., Ltd. (“Jiashan Lijing”)	Controlled by the same ultimate stockholders
Hangzhou Yinli Decorative Lighting Co.,Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Hangzhou Buy Bar	Controlled by the same ultimate stockholders
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by the same ultimate stockholders
Lianmo Wu	Husband of controlling stockholder
Hongsen Xu	Key management

a) Trade receivables from related parties consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Hangzhou Hengding	$132,564	$4,681,145
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume)	194,975	191,417
	$327,539	$4,872,562

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

b) Loans receivables from related parties consist of the following:

		June 30,	December 31,
		2011	2010
		(Unaudited)
Jiashan Lijing	$		$758,500
Hangzhou Liuhe		-	592,561
Hangzhou Haigang		-	775,490
Nantong Commercial		5,408	-
Hangzhou E-commerce( Original: Hangzhou Costume)		94,891	-
Hangzhou Yiyue E-commerce		15,452	-
		$115,751	$2,126,551

Loans receivable from related parties were short-term loans for additional working capital purposes of such related parties, were non-interest bearing and are due on demand.

c) Accounts payable to related parties consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Yinli Decorative Lighting	$-	$324,374

d) Loans payable to related parties consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Yinli Decorative Lightning	$1,848,923	-
Zhejiang Fifth Season	654,671	$763,051
Hangzhou Real Estate	42,493	-
Hangzhou Buy Bar	15,218	-
Hongsen Xu	55,563	70,726
Lianmo Wu	930,696	-
	$3,547,564	$833,777

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purposes, which were non-interest bearing and due on demand.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

e) Significant related party transactions other than loans are as follows:

		Six months ended June 30,
	Transaction	2011	2010
		(Unaudited)	(Unaudited)
Yinli Decorative Lighting	Purchase	$-	$3,674,100
		$-	$3,674,100

19.	COMMITMENTS AND CONTINGENCIES

a) Purchase Commitments

Commitments for the purchase of commercial properties totaled to US$5,887,321 as of June 30, 2011.

b) Lease commitments

As of June 30, 2011, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2011	$ 1,091,532
2012	1,842,450
2013	2,472,963
2014	2,545,464
2015	2,407,374
Thereafter	7,042,779
$ 17,402,562

c) Contingencies

As of June 30, 2011, the Group provided guarantee to a related party, Yinli Decorative Lighting for its bank loans up to RMB12 million (approximately US$1.8 million), guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd for its bank loans up to RMB0.5 million (approximately US$0.08 million). The Group would be obligated in the event Yinli Decorative Lighting was unable to meet principal or interest payments when they become due. As of June 30, 2011, the maximum amount payable under such guarantees and pledge including the principle of RMB12 million (approximately US$1.85 million) with relevant interest and other associated legal cost. Should the Group be required to pay any portion of the total amount of the loans it has guaranteed, the Group could attempt to recover some or the entire amount from the guaranteed parties.

The Group did not record any contingencies as of June 30, 2011.

20.	SEGMENT FINANCIAL INFORMATION

The Group determines segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Group's operations are mainly classified into two principal reportable segments that provide different products or services: commercial properties leasing, and the purchase and sale of goods, which we refer to as trading. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets are not measurement reviewed by management. All corporate expenses and income tax expenses are allocated to the segments.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Six months ended June 30, 2011 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$1,988,879	$97,923,379	$-	$-	$99,912,258
Gain on business combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	3,367,357	109,876	(935,211)	-	2,542,022

Six months ended June 30, 2010 (Unaudited)

	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$857,201	$13,263,678	-	-	$14,120,879
Segment profit (loss)	(790,637)	(174,542)	(22,003)	-	(987,182)

*Revenue from other segment consist of small on-line sales of goods

Three months ended June 30, 2011 (Unaudited)

	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments

External revenue	$898,201	$71,964,477	$(29,978)	$-	$72,832,700
Segment profit (loss)	(1,674,241)	(100,291)	(219,225)	-	(1,993,757)

Three months ended June 30, 2010 (Unaudited)

	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$576,023	$3,707,076	-	-	$4,283,099
Segment profit (loss)	(388,433)	(33,338)	(22,003)	-	(443,774)

*Revenue from other segment consist of small on-line sales of goods

21.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent events:

Our subsidiary, the Fifth Season Liyang Investment Management Co., Ltd is a defendant in a lawsuit filed in Liyang People’s Court by one of its lessees, Liyang Shenzhou Yicang Co., Ltd, for alleged breach of contract. The Group then filed a countersuit against the lessee for alleged breach of contract. On July 21, 2011, the case was adjudicated with the following results. On one hand, the lessee prevailed in its original claim and the Group was ordered to pay actual and punitive damages totaling about US$650,000. On the other hand, Group prevailed in its counterclaim and the lessee was and was ordered to pay the Group a default payment totaling about US$650,000. As a result, the the case had minimal, if any, impact on the Group.

In June 2011, we entered into an equity transfer agreement to sell the Fifth Season Shandong Trade Co., Ltd, one of the subsidiaries in our trading operation to Mr. Huaiqu Wen and Mr. Dacheng Rao for RMB10,000,000 (approximately $1.5 million) in cash. The decision to sell the subsidiary was based on the Group’s strategy to concentrate its efforts on developing the trade business in Hangzhou. The equity transfer transaction was completed upon the approval from local authority on July 7, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” are to the combined business of Fifth Season International, Inc., a Delaware corporation, and its consolidated subsidiaries: Fifth Season HK, Business Real Estates, Kairui Real Estates, TFS Technology, TFS Trade, TFS GM, Shandong TFS, Jiashan TFS, Wuxi TFS, Liyang TFS, Tengzhou TFS, Binzhou TFS, Shanghai Jiadu, Shanghai Lomo, Zibo Jiadu, Zibo Lomo, TFS Property and Longyun;

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

  “Binzhou TFS” are to The Fifth Season Binzhou Commerce Co., Ltd., a PRC company;

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

Overview of our Business

We are engaged in the investment, management, assignment, and leasing of commercial properties, and in the operation of department stores in China. In 2009, we expanded our business to include the wholesale purchase and sale of goods, such as copper, steel, energy saving lamps, clothing, zinc slabs and fuel, and in 2010, we began engaging in online sales of general consumer products manufactured by third-parties, including small home appliances (such as kitchenware and soybean blenders), toys, clothing, footwear, luggage and accessories. During the year ended December 31, 2010 and 2009, 96.8% and 94.2% of our revenues were derived from our sale of goods, while revenues from our commercial real estate activities accounted for 3.1% and 5.8% of revenues, and revenue from our online sales accounted for 0.1% and nil of revenues during the respective periods.

As of June 30, 2011, we managed eight commercial properties in Southeastern China, encompassing approximately 165,000 square meters, which includes three properties with 93,000 square meters directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We intend to focus and expand our commercial real estate business in the coming years.

We wholesale our goods to wholesale and retail customers in China, including to Shanghai Senghong Metal Co., Ltd, Shanghai Tongli Metal Co., Ltd and Guangzhou Xinpinghang Trade Co., Ltd.

We operate our business in Hangzhou, Jiashan, Shanghai, Liyang, Wuxi, Zibo, Tengzhou and Binzhou.

Recent Developments

In June 2011, we entered into an equity transfer agreement to sell the Fifth Season Shandong Trade Co., Ltd, one of our trading subsidiaries, to Mr. Huaiqu Wen, an unaffiliated third parties and Mr. Dacheng Rao, a relative to our President, for RMB10,000,000 (approximately $1.5 million) in cash. The decision to sell the subsidiary was based on our strategy to concentrate our efforts on developing our trading business in Hangzhou. The equity transfer transaction was completed upon the approval from local authority on July 7, 2011.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter:

  Revenue: Revenue increased $86 million, or 608%, to $100 million for the six months ended June 30, 2011, from $14 million for the same period in 2010.

  Gross Profit and Margin: Gross profit increased $1.1 million, or 297%, to $1.5 million for the six months ended June 30, 2011, from $0.4 million for the same period in 2010.

  Net income: Net income was $2.5 million for the six months ended June 30, 2011, an increase of $3.5 million, or 358%, from the net loss of $1million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.01 for the six months ended June 30, 2011, as compared to $(0.003) for the same period last year.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three months ended June 30,
	2011			2010
		As a percentage			As a percentage		Changes	Variance
	In Dollars	of total revenue		In Dollars	of total revenue			(%)
Sales from trading	$71,934,499	98.8%		$3,707,076	86.6%		68,227,423	1840%
Rental and other revenues	898,201	1.2%		576,023	13.4%		322,178	56%
Total Revenue	72,832,700	100.0%		4,283,099	100.0%		68,549,601	1600%

Cost of tangible goods sold	71,321,790	97.9%		3,585,666	83.7%		67,736,124	1889.1%
Expenses applicable to rental and other revenue	459,491	0.6%		585,892	13.7%		(126,401)	(21.6%	)

Costs and expenses applicable to sales and revenues	71,781,281	98.6%		4,171,558	97.4%		67,609,723	1620.7%
Gross profit	1,051,419	1.4%		111,541	2.6%		939,878	843%

Selling expenses	(448,378)	(0.6%	)	(251,785)	5.9%		196,593	78%
General and administrative expenses	(1,167,622)	(1.6%	)	(442,565)	10.3%		725,057	164%
Interest income	1,689	0.0%		250	0.0%		1,439	576%
Interest expense	(2,123,941)	(2.9%	)	(27,992)	(0.7%	)	(2,095,949)	7488%
Gain on business combination	-	-		-	-
Non-operating income	140,942	0.2%		23,131	0.5%		117,811	509%
Non-operating expense	(5,113)	(0.0%)		(4,278)	(0.1%)		(835)	20%
Income tax benefit	557,247	0.8%		147,924	3.5%		409,323	277%

Net income/(loss)	$(1,993,757)	(2.7%)		$(443,774)	(10.4%)		(1,549,983)	349%

Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. Our revenue increased $69 million, or 1600.5%, to $73 million for the three months ended June 30, 2011, from $4 million for the same period in 2010. The growth was mainly due to the development of our businesses, through our acquisition of new trade customers, such as Shanghai Rongkun Trade Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Senhong Metal Co., Ltd. to increase trade revenue, and by the establishment and acquisition of new subsidiaries such as TFS Binzhou and Zibo Lomo, and the acquisition of commercial properties to boost leasing income.

Revenue from our commercial properties leasing segment increased by 56%, to $0.9 million in the three months ended June 30, 2011, from $0.58 million in the same period last year. The increase was primarily due to an increase in revenues from the increasing occupancy rate of Shanghai Jiadu; contribution from Wuxi TFS which started its business in late 2010 and from Zibo Lomo which was acquired in late 2010.

Revenue from our trading and other segments increased by 1840% to $72 million in the three months ended June 30, 2011, from $3.7 million in the same period last year. The increase was primarily due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our trading segment and other expenses relating to our online sales. Our cost of revenue increased $68 million , or 1620.7%, to $72 million for the three months ended June 30, 2011, from $4 million for the same period in 2010. The increase was in line with the increase of total revenue.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. Expenses applicable to our real estate operation segment decreased by 21.6% to $0.46 million in the three months ended June 30, 2011, from $0.59 million in the same period last year. The decrease was primarily due to the decrease in rental expense and other related costs resulting from two floors of Wuxi’s rental properties being reclaimed by the property owner.

Cost of goods sold for our trading segment includes the cost of purchase of goods. Cost of goods sold increased by 1889.1% to $71.3 million in the three months ended June 30, 2011, from $3.6 million in the same period last year. Such increase was generally in line with the increase in sales from our trading segment.

Gross Profit and Margin: Gross profit increased by $0.9 million, or 842.6%, to $1 million for the three months ended June 30, 2011, from $0.1 million for the same period in 2010.

Gross profit as a percentage of net revenue was 1.4% and 2.6% for the three months ended June 30, 2011 and 2010, respectively.

Our gross profit in the real estate operation segment was $0.44 million for the three months ended June 30, 2011, an increase of $0.45 million from the net loss of 0.01 million for the same period in 2010. Such change was primarily due to establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income.

Gross margin for our trading segment was 0.85% and 3.2% for the three months ended June 30, 2011 and 2010, respectively. Such decrease was primarily due to lower sales prices offered to new customers during our efforts to develop business in 2011.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended June 30, 2011 were $448,378, from $251,785 in the same 2010 period, representing a 78.1% increase year-over-year. The increase was mainly due to an increase in staff costs and advertising expense caused by the development of our business.

General and Administrative Expenses. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $0.7 million, or 164%, to $1.2illion in the three months ended June 30, 2011, from $0.4 million in the same period in 2010. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Interest Expense. Interest expense increased $2.1 million, or 7488%, to $2.12 million in the three months ended June 30, 2011, from $0.02 million in the same period in 2010, primarily due to more borrowings and loans during the 2011.

Income Taxes. Our income taxes increased by approximately $0.41 million, or 277%, to $0.56 million in the three months ended June 30, 2011, from $0.15 million in the same period of 2010. The increase was due to the combined effect of recognition of deferred tax assets and liabilities.

Net Loss. In the three months ended June 30, 2011, we suffered a net loss of $2 million in the three months ended June 30, 2011, a decrease of $1.55 million from a net loss of $0.44 million in the same period last year, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Six months ended June 30,
	2011			2010
		As a			As a
		percentage			percentage		Variance
		of total			of total	Changes	(%)
	In Dollars	revenue		In Dollars	revenue	($)
Sales from trading	$97,923,379	98.0%		$13,263,678	93.9%	84,659,701	638%
Rental and other revenues	1,988,879	2.0%		857,201	6.1%	1,131,678	132%
Total Revenue	99,912,258	100.0%		14,120,879	100.0%	85,791,379	608%

Cost of tangible goods sold	96,698,850	96.8%		12,854,555	91.0%	83,844,295	652%
Expenses applicable to rental and other revenue	1,675,509	1.7%		878,485	6.2%	797,024	91%
Costs and expenses applicable to sales and revenues	98,374,359	98.5%		13,733,040	97.2%	84,641,319	616%
Gross profit	1,537,899	1.5%		387,839	2.9	1,150,060	297%

Selling expenses	(668,076)	(0.7%	)	(468,161)	3.3%	199,915	43%
General and administrative expenses	(2,503,343)	(2.5%	)	(1,083,447)	7.7%		1,419,896	131%
Interest income	3,321	0.0%		2,008	0.0%		1,313	65%
Interest expense	(4,274,918)	(4.3%	)	(173,533)	(1.2%	)	(4,101,385)	2363%
Gain on business combination	7,116,499	7.1%		-	0.0%		7,116,499	-
Non-operating income	152,213	0.2%		23,330	0.2%		128,883	552%
Non-operating expense	(13,053)	(0.0%	)	(4,278)	(0.0%	)	(8,775)	205%
Income tax benefit	1,191,480	1.2%		329,060	2.3%		862,420	262%

Net income/(loss)	$2,542,022	2.5%		($987,182)	(7%	)	3,529,204	(358%	)

Revenue. Our revenue increased to $100 million in the six months ended June 30, 2011, from $14 million in the same period last year, representing a 608% growth year-over-year. The growth was mainly due to the development of our businesses, by acquiring new trade customers to increase trade revenue, establishing and acquiring new subsidiaries and by acquiring new commercial properties to boost leasing income.

Revenue from our commercial properties leasing segment increased by 132%, to $2.0 million in the six months ended June 30, 2011, from $0.9 million in the same period last year. The increase was primarily due to $0.9 million in revenues from the increasing occupancy rate of Shanghai Jiadu; a $0.1 million contribution from Wuxi TFS which started its business in late 2010; and a $0.1 million contribution from Zibo Lomo which was acquired in late 2010.

Revenue from our trading and other segments increased by 638% to $97.9 million in the six months ended June 30, 2011, from $13.3 million in the same period last year. The increase was primarily due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Cost of Revenue. Our cost of revenue increased $84.6 million, or 616.3%, to $98.4 million in the six months ended June 30, 2011, from $13.7 million in the same period in 2010. The increase was in line with the increase in total revenue.

Expenses applicable to our real estate operation segment increased by 191% to $1.68 million in the six months ended June 30, 2011, from $0.9 million in the same period last year. The increase was primarily due to the increase in depreciation expense, rental expense and other related costs resulting from our recent business acquisition activities and the contribution of our subsidiaries established in late 2010.

Cost of goods sold for our trading segment includes the cost of purchase of goods. Cost of goods sold increased by 652.3% to $96.7 million in the six months ended June 30, 2011, from $12.9 million in the same period last year. Such increase was generally in line with the increase in sales from our c trading segment.

Gross Profit and Gross Margin. Our gross profit increased by $1.2 million, or 296.5%, to $1.5 million in the six months ended June 30, 2011, from $0.4 million in the same period in 2010. Gross profit as a percentage of net revenue was 1.5% and 2.9% for the six months ended June 30, 2011 and 2010, respectively.

Our gross profit in the real estate operation segment was 0.3 million for the six months ended June 30, 2011, an increase of 0.3 million from the net loss of 0.02 million for the same period in 2010. Such change was primarily due to the establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income.

Gross margin for our wholesale of trading segment was 1.3% and 3.1% for the six months ended June 30, 2011 and 2010, respectively. Such decrease was primarily due to lower sales prices offered to new customers during our efforts to develop business in 2011.

Selling Expenses. Our selling and marketing expenses in the six months ended June 30, 2011 were $668,076, from $468,161 in the same 2010 period, representing a 42.7% increase year-over-year. The increase was mainly due to an increase in staff costs and advertising expense caused by the development of our business.

General and Administrative Expenses. Our administrative expenses increased $1.4 million, or 131%, to $2.5 million in the six months ended June 30, 2011, from $1.1 million in the same period in 2010. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Interest Expense. Interest expense increased $4.1 million, or 2363%, to $4.3 million in the six months ended June 30, 2011, from $0.2 million in the same period in 2010, primarily due to more borrowings and loans during the 2011.

Gain on business combination. Gain on business combination of $7.1 million during the six months ended June 30, 2011 resulted from the acquisition of Longyun during the first quarter in 2011

Income Taxes. Our income taxes increased by approximately $0.9 million, or 262%, to $1.2 million in the six months ended June 30, 2011, from $0.3 million in the same period of 2010. The increase was due to the combined effect of recognition of deferred tax assets and liabilities.

Net Income. In the six months ended June 30, 2011, we generated a net income of $2.5 million in the six months ended June 30, 2011, an increase of $3.5 million from a net loss of $1 million in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

We have been in engaged in providing exclusive agent service to assist a property development company to sell its properties, with the condition that we prepay approximately $38 million as a deposit. We anticipate completing the sales within one year which will generate sufficient operating cash flows.

We are also in the process of obtaining a line of credit from banks with the use of our properties or deposits as collaterals. We expect to receive short-term loans of RMB70 million (approximately $10.8 million) from China Minsheng Bank and RMB40 million (approximately $6.2 million) from Guangzhou Rural Commercial Bank in late August 2011.

Going Concern

Our consolidated current liabilities exceeded our consolidated current assets by approximately $29.1 million as of June 30, 2011. We historically financed our operations principally from cash flows generating in operating and financing from financial institutions or stockholders. Based on future projections of our profits and cash inflows from operations, including commercial property leasing and providing agent service in properties sales, and the anticipated ability of obtaining continued financing from banks and revolving loans from related parties to finance our continuing operations, our management has prepared the consolidated financial statements on a going concern basis.

As of June 30, 2011, we had cash and cash equivalents of $0.7 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended June 30, 2011 and 2010.

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(50,963,678)	$(1,798,538)
Net cash used in investing activities	(20,333,047)	(7,545,384)
Net cash provided by (used in) financing activities	71,797,826	11,613,874
Effects of exchange rate change in cash	1,143	12,323
Net increase in cash and cash equivalents	502,244	2,282,275
Cash and cash equivalents, beginning of the year	228,763	234,888
Cash and cash equivalent, End of the period	$731,007	$2,517,163

Operating activities

Net cash used in operating activities was $51 million for the six months ended June 30, 2011, as compared to $1.8 million net cash provided by operating activities for the same period in 2010, which was primarily due to the approximately $48.9 million increase of deposit with property developer and prepayment and other receivable for the development of our trade business in the 2011 period.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011 was $20.3 million, as compared to $7.5 million net cash used in investing activities for the same period in 2010. The increase was primarily due to the combined effect of expenditure in property purchasing activity, payment in business acquisitions and higher financial support given to related parties in the 2011 period.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $71.8 million, as compared to $11.6 million net cash provided by financing activities for the same period in 2010. Such increase was primarily due to additional short-term and long-term borrowings obtained in the 2011 period.

Loan Commitments

As of June 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

(All amounts in U.S. Dollars)

		30-Jun-11

	Interest rate	Maturity date	Balance
Entrusted bank loans

China CITIC Bank	258% of interest rate of PBOC	January 27, 2012	46,356,000

Short-term bank loans

China Bank	6.14%	August 27, 2011	6,335,320

China Construction Bank	115% of basis interest	April 18, 2012	1,854,240
	rate of PBOC

Qishang Bank	9.45%	October 20, 2011	123,616

China CITIC Bank	120% of basis
	interest rate of
	PBOC	April 13, 2012	5,408,200

Subtotal			60,077,376

Long-term borrowings

Shaopin Lu	12%	March 1, 2013	4,250,000

Subtotal			4,250,000

Total			$64,327,376

* Calculated based on the exchange rate of $1 = RMB 6.4716

The outstanding short-term borrowings and loans were pledged by properties, with an aggregate carrying value of $12,369,866 and deposit of $6,849,840.

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

As of June 30, 2011, pursuant to the terms of the Property Sale and Purchase Agreement dated June 8, 2009, by and between TFS GM and Shanghai Shuangou Property Co., Ltd, TFS GM was required to pay RMB 38,100,707 (approximately $5,887,321) before the end of 2011.

In addition, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, total consideration was RMB58 million (approximately $8,962,160), of which RMB48 million (approximately $7,416,960) was settled. The remaining RMB10 million (approximately $1,545,200) was required to pay by the end of September 2011.

The table below sets forth our contractual obligations as of June 30, 2011.

			2012 and	2014 and
Contractual Obligations	Total	2011	2013	2015	Thereafter
Operating Lease Obligations	$17,402,562	$1,091,532	4,315,413	4,952,838	7,042,779
Purchase obligations	$5,887,321	$5,887,321	-	-	-
Total	$23,289,883	$6,978,853	4,315,413	4,952,838	7,042,779

Critical Accounting Policies

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The policies used in the preparation of our Consolidated Financial Statements are described in Note 3 to our Consolidated Financial Statements. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we provided a guarantee to a related party, Yinli Decorative Lighting, for up to RMB12 million (approximately US$1.8 million its bank loans), and a guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd., for its bank loans of up to RMB0.5 million (approximately US$0.08 million). Should we be required to pay any portion of the total amount of the loans that we have guaranteed, we would attempt to recover some or the entire amount from the guaranteed party.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and our Chief Financial Officer, Ms. Zhumin Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this assessment, Mr. Lu and Ms. Zhang determined that, as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting that we lack of an audit committee and an internal audit department, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Except for the legal proceeding described below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our subsidiaries, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd and the Fifth Season Liyang Investment Management Co., Ltd, are a defendants in a lawsuit filed in Liyang People’s Court by one of our lessees, Jianhua Si , for alleged breach of contract. We responded with a countersuit against the lessee for breach of contract. On July 21, 2011, the case was adjudicated with the following results. On one hand, the lessee prevailed in its original claim and we were ordered to pay actual and punitive damages totaling about US$65,000. On the other hand, we prevailed in our counterclaim and the lessee was ordered to pay us a default payment of about US$65,000. As a result, the case had minimal, if any, impact on our business and operations.

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

Date: August 15, 2011	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhumin Zhang
Zhumin Zhang
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)