Form 10-Q
period 2011-09-30
Fifth Season International, Inc.
filed 2011-11-21
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

_____________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income (Loss)	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 28

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$379,134	$227,664
Restricted cash	41,923,222	-
Accrued straight-line rents receivable	2,634,628	1,058,366
Accounts receivable, net	29,802,858	3,906,837
Trade receivable from related parties	198,559	4,872,562
Inventories	695,994	87,400
Deposit with property developer	28,052,520	-
Prepayments and other receivables	32,404,671	3,907,871
Loans receivable from related parties	2,256,103	2,126,551
Current deferred tax assets	257,798	403,292
Assets of discontinued operation	93,835	328,406
Total current assets	138,699,322	16,918,949
Non-current assets
Real estate and related assets, net	82,985,317	45,457,452
Long term prepaid lease	351,913	-
Prepayment for acquisition of properties	4,546,712	2,478,802
Long-term deferred tax assets	2,300,881	576,439
Total non-current assets	90,184,823	48,512,693
TOTAL ASSETS	$228,884,145	$65,431,642

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$60,552,128	$12,067,735
Accounts payable	16,010,928	4,903,912
Notes payable	73,027,629	-
Accounts payable to related parties	-	324,374
Advance from customers	2,172,716	937,623
Accrued expenses and other payables	3,317,147	1,760,130
Amounts due to third parties	8,025,360
Taxes payable	593,877	301,533
Loans payable to related parties	2,580,388	833,777
Current deferred tax liabilities	409,357	526,414
Liability of discontinued operation	949,792	577,218
Total current liabilities	167,639,322	22,232,716
Non-current liabilities
Long term bank loans	4,250,000	-
Long term deferred tax liabilities	13,479,808	6,714,913
Total liabilities	185,369,130	28,947,629
Commitment and contingencies	-	-

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at September 30, 2011 and December 31, 2010	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 391,543,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010)	4,000	3,915
Additional paid in capital	29,979,356	26,466,609
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	9,985,299	8,868,533
Accumulated other comprehensive income	2,840,405	1,140,964
Total stockholders’ equity	42,813,052	36,484,013

Noncontrolling interest	701,963	-
Total equity	43,515,015	36,484,013
TOTAL LIABILITIES AND EQUITY	$228,884,145	$65,431,642

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$35,711,021	$14,396,983	$133,634,400	$27,660,661
Straight-line rental income	1,029,362	387,497	2,744,301	927,530
Contingent rental income and others	31,519	117,334	155,235	409,091
Total revenue	36,771,902	14,901,814	136,533,936	28,997,282

Cost of goods sold	35,121,235	14,267,355	131,820,085	27,121,910
Expenses applicable to straight-line rental income	818,642	184,690	2,108,989	589,676
Expenses applicable to contingent rental and others	69,614	57,121	221,989	308,750
Total cost	36,009,491	14,509,166	134,151,063	28,020,336
Gross profit	762,411	392,648	2,382,873	976,946

Operating expenses
Selling expenses	473,299	220,898	1,140,785	655,990
General and administrative expenses	1,672,053	513,103	4,161,903	1,578,925
Total operating expenses	2,145,352	734,001	5,302,688	2,234,915
Loss from operations	(1,382,941)	(341,353)	(2,919,815)	(1,257,969)

Other income (expenses)
Interest income	3,096,172	189	3,099,491	2,175
Interest expense	(2,691,836)	(15,693)	(6,966,754)	(189,226)
Net non-operating (expense)/income	(135,200)	(57,202)	3,899	(38,165)
Gain on business combination	-	-	7,116,499	-
Other income (expenses), net	269,136	(72,706)	3,253,135	(225,216)
Income (loss) before income tax	(1,113,805)	(414,059)	333,320	(1,483,185)
Income tax benefit	179,820	104,578	1,347,124	370,796
Net income (loss) from continuing operations	(933,985)	(309,481)	1,680,444	(1,112,389)
Discontinued operations
Loss from operations of the discontinued component, including gain/loss on the disposal of Nil	(406,929)	(123,943)	(499,021)	(371,059)
Income tax	(130,533)	29,923	(106,510)	92,765
Net loss on discontinued operation	(537,462)	(94,020)	(605,531)	(278,294)
Income/(loss) before extraordinary items	(1,471,447)	(403,501)	1,074,913	(1,390,683)
Less: net loss attributable to the non-controlling interest	(3,855)	-	(41,857)	-
Net income (loss) attributable to the Fifth
Season’s common stockholders	$(1,467,592)	$(403,501)	$1,116,770	$(1,390,683)

Comprehensive income (loss):
Net income (loss)	$(1,471,447)	$(403,501)	$1,074,913	$(1,390,683)
Foreign currency translation adjustment	921,642	1,057,693	1,699,441	1,274,964
Comprehensive income (loss)	(549,805)	654,192	2,774,354	(115,719)
Less: comprehensive loss attributable to the non- controlling interests	(3,855)	-	(41,857)	-
Comprehensive income (loss) attributable to the Fifth Season’s common stockholders	$(545,950)	$654,192	$2,816,211	$(115,719)
Basic and diluted weighted average shares outstanding	399,999,847	391,543,500	397,243,016	391,543,500
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,074,913	$(1,390,683)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,419,835	577,916
Gain on business combination	(7,116,499)	-
Exchange (gain) loss	(7,576)	264,899
Change in operating assets and liabilities:
Accrued straight- line rents receivable	(1,354,536)	(985,908)
Accounts receivable	(25,224,799)	(363,788)
Trade receivable from related parties	4,749,341	(185,373)
Inventories	(476,279)	258,919
Deposit with property developer	(26,206,210)	-
Prepayments and other receivables	(27,966,121)	(6,733,312)
Accounts payable	11,145,537	(1,885,592)
Accounts payable to related parties	(329,100)	(408,798)
Advance from customers	1,173,796	274,475
Accrued expenses and other payables	59,416	(1,430,897)
Tax payables	274,574	81,539
Deferred tax assets	(1,508,580)	(522,331)
Deferred tax liabilities	612,424	151,535
Net cash used in operating activities	(68,679,864)	(12,297,399)

Cash flows from investing activities
Purchase of real estate and related assets	(18,540,715)	(3,310,458)
Acquisition of subsidiaries, net of cash acquired	(6,932,592)	-
Change in amount due from third parties	614,086	(326,434)
Change in amount due from related parties	(56,805)	(4,135,848)
Net cash used in investing activities	(24,916,026)	(7,772,740)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	743,820	1,495,320
Additional capital contribution	3,512,747	7,414,630
Proceeds from short-term loans	69,952,095	10,981,669
Proceeds from in notes payable	71,426,553
Proceeds from long-term loans	4,203,726	-
Repayments of short-term loans	(24,633,296)	(16,809,442)
Change in amount due to third parties	7,849,410	(367,275)
Change in amount due to related parties	1,684,728	2,024,203
Change in restricted cash	(41,004,087)	15,204,993
Net cash provided by financing activities	93,735,696	19,944,098
Effect of foreign currency fluctuation on cash and cash equivalents	11,664	1,724
Net changes in cash and cash equivalents	151,470	(124,317)
Cash and cash equivalents, beginning of year	227,664	220,293
Cash and cash equivalents, end of period	$379,134	$95,976

Supplemental cash flow information:
Interest paid	$6,739,562	$189,226
Income taxes paid	$74,488	$11,480

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s subsidiaries are summarized as follows:

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

Fifth Season HK	February 2, 2007	Hong Kong	100%	Investment
Business Real Estates (China) Investment Holding Group Co., Ltd.,	November 19, 2008	Hong Kong	100%	Investment
The Fifth Season (Zhejiang) Technology Co., Ltd	November 6, 2009	PRC	100%	Online trading of goods
The Fifth Season (Zhejiang) Trade Co., Ltd	September 15, 2009	PRC	100%	Marketing and trading of goods
Kairui (Hangzhou) Commercial Property Management Co., Ltd	August 2, 2010	PRC	100%	Investment, managing and leasing commercial properties
The Fifth Season Hangzhou Department Store Investment Management Co., Ltd	August 12, 2008	PRC	100%	Investing, managing and leasing commercial properties
The Fifth Season Jiashan Investment Management Co., Ltd	September 3, 2009	PRC	100%	Managing and leasing commercial properties and hotel management
The Fifth Season Wuxi Commercial Management Co., Ltd	November 9, 2009	PRC	100%	Managing and leasing commercial properties

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

The Fifth Season Liyang Investment Management Co., Ltd	November 27, 2009	PRC	100%	Managing and leasing commercial properties
The Fifth Season Tengzhou Enterprise Management Co., Ltd	August 5, 2010	PRC	100%	Managing and leasing commercial properties
The Fifth Season Zibo Jiadu Commerce Co., Ltd	November 3, 2010	PRC	100%	Managing and leasing commercial properties
Shanghai Jiadu Commercial Management Co., Ltd	May 11, 2007	PRC	100%	Managing and leasing commercial properties
Shanghai Lomo Industrial Co., Ltd	September 2, 2008	PRC	100%	Managing and leasing commercial properties
The Fifth Season Shangdong Commercial Investment Co., Ltd	December 8, 2009	PRC	100%	Investing, managing and leasing commercial properties
The Fifth Season Lomo Commerce Co., Ltd	April 26, 2010	PRC	100%	Managing and leasing commercial properties;
The Fifth Season Tengzhou Property Development Co., Ltd	January 26, 2011	PRC	51%	Investing, managing and developing commercial properties
Zibo Longyun Industrial and Trade Co., Ltd	August 12, 2002	PRC	100%	Marketing and trading of goods. Investing, managing and leasing commercial properties
The Fifth Season Binzhou Commerce Co., Ltd.	April 1, 2011	PRC	100%	Managing and leasing commercial properties

The Fifth Season Jiashan Investment Management Co., Ltd has not started its operation in hotel management business as of September 30, 2011.

2.	Going concern

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately US$28.9 million as of September 30, 2011. Based on future projections of the Company’s profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, and the anticipated ability of the Group to obtain continued financing or related parties’ loan to finance its continuing operations, the Group’s management has prepared the consolidated financial statements on a going concern basis.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

The consolidated interim financial information as of September 30, 2011 and for the three and nine months periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Form 8-K/A previously filed with the SEC on September 2, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations for the three and nine-month periods and cash flows for the nine-month periods ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

(d)	Cash and cash equivalents

Cash and cash equivalents includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

(e)	Restricted cash

Restricted cash consists of security deposits that serve as collateral for the notes payable, and short-term bank loans

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

None of the receivables of the Group are with collateral assets. No material receivable are past due over 90 days or with difficulty in collection. Therefore, no allowance or write-offs were provided for account receivable, accrued straight-line rents receivable or due from third parties/related parties as of September 30, 2011 and December 31, 2010, respectively.

(j)	Inventories

Inventories consist of goods purchased, which are stated at lower of cost or market. Cost is determined using weighted average method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Where there is evidence that market value of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold. No provision was provided for the inventory as of September 30, 2011 and December 31, 2010, respectively.

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

Upon the acquisition of real estate assets, the Group allocates the purchase price of real estate to the acquired tangible assets and liabilities based on each case on the fair value of acquired tangible assets such as buildings and prior tenant improvements at date of acquisition, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. Except for buildings, no other tangible assets or intangible assets were identified when acquiring the real estate assets for the period ended September 30, 2011 and the year ended December 31, 2010, respectively.

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

The Group incurred foreign currency exchange gain of US$7,576 for the nine months ended September 30, 2011, and exchange loss of US$269,034 for the nine months ended September 30, 2010, respectively.

Meanwhile, the Group incurred foreign currency exchange loss of US$5,443 for the three months ended September 30, 2011, and exchange loss of US$4,838 for the three months ended September 30, 2010, respectively.

The Group’s reporting currency is U.S Dollar. Assets and liabilities of subsidiaries in the PRC and Hong Kong are translated to the reporting currency at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

(m)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, service liability, and tax matters. The Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material government or tax authority investigation or service liability claims.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Service income

The Group provides agency or consulting services for third-party property owners who wish to sell or lease commercial properties in exchange for consulting services on the sale or lease of such properties. Service income is recognized when the following criteria exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured.

The Group’s PRC subsidiaries are subject to business tax 5% for their revenues from straight-line rental and consulting service, which are recognized after net off business tax.

(p)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Group or a desire to lease the commercial properties, are expensed as incurred. Advertising costs amounting to US$240,862 and US$209,688 for the nine months ended September 30, 2011 and 2010, respectively, were recorded in the selling expenses. Meanwhile, advertising costs amounting to US$102,960 and US$18,061 for the three months ended September 30, 2011 and 2010, respectively, were recorded in the selling expenses.

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

The total amounts for such employee benefits, which were expensed as incurred, were approximately US$692,964 and US$464,594 for the nine months ended September 30, 2011 and 2010, respectively, while approximately US$267,353 and US$215,273 for the three months ended September 30, 2011 and 2010, respectively.

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

The Group follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Group’s PRC subsidiaries are subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2011 and December 31, 2010 respectively.

(s)	Earnings per share (“EPS”)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

(w)	Recently issued accounting standards affecting the Group

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

In the nine months ended September 30, the FASB has issued several ASU’s – ASU No. 2011-01 through ASU No. 2011-09. Except ASU No. 2011-04 and ASU No. 2011-05, The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

4.	CONCENTRATION OF RISK

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accrued straight-line rents receivable, trade receivable. As of September 30, 2011 and December 31, 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Trade receivable and accrued straight-line rents receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accrued straight-line rents receivable and trade receivable are mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers and suppliers

A summary of the customers in the segment of trading business, who accounted for 10% or more of the Group’s consolidated revenues for the periods ended September 30, 2011 and 2010 are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	28%	*	*	*
Customer B	27%	27%	54%	52%
Customer C	17%	*	*	*
Customer D	*	15%	*	28%
Customer E	*	33%	*	*
Customer F	*	*	13%	*
Customer G	*	*	13%	*
Customer H	*	*	12%	*
Customer I	*	*	*	11%
Total	72%	75%	92%	91%

* less than 10%

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

In commercial properties leasing segment, there are no revenues from any customers for the periods ended September 30, 2011 and 2010 which individually represent greater than 10% of the total revenue.

The above customers accounted for 84% and 88% of accounts receivable balance as of September 30, 2011 and December 31, 2010, respectively.

The Group had three major suppliers that accounted for 65% of the total purchase of goods for the nine months ended September 30, 2011, and three major suppliers that accounted for 75% of the total purchase of goods for nine months ended September 30, 2010.

Meanwhile, the Group had two major suppliers that accounted for 51% of the total purchase of goods for the three months ended September 30, 2011, and one major supplier that accounted for 67% of the total purchase of goods for three months ended September 30, 2010.

The above suppliers accounted 67% and 7% of accounts payable balance as of September 30, 2011 and December 31, 2010, respectively.

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

5.	EARNINGS PER SHARE

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	(933,985)	(309,481)	1,680,444	(1,112,389)
Net loss on discontinued operation	(537,462)	(94,020)	(605,531)	(278,294)
Net income (loss) attributable to the Fifth Season’s common stockholders	(1,467,592)	(403,501)	1,116,770	(1,390,683)

Basic and diluted weighted average shares outstanding	399,999,847	391,543,500	397,243,016	391,543,500
Earning (loss) per share from continuing operations, net of tax	(0.00)	(0.00)	0.00	(0.00)
Loss per share from Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	(0.00)	(0.00)	0.00	(0.00)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

6.	BUSINESS COMBINATION

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

Fair Value Determination and Allocation of Consideration Transferred

For the Acquisition, the Group was obligated to pay a consideration of RMB58 million (approximately $8,846,000) in cash in exchange for 100% equity interest and assumed US$3.2 million of debt of the acquired business. As of September 30, 2011, the Group has paid Rmb55.5 million to the original stockholders of Longyun. The acquisition was accounted for under the purchase method of accounting, and Longyun was included in the Group's consolidated financial statements from the acquisition date of March 31, 2011. With the assistance of an independent third-party valuation specialist, management reassessed the fair value of the major assets acquired and the liabilities assumed and concluded that a bargain purchase gain amounting to approximately US$7.1 million resulted from the acquisition. Accordingly, the Group recognized the gain as a component of other income in the consolidated statement of income for the nine months ended September 30, 2011. Management believes that the Group was able to negotiate a bargain purchase price as a result of the prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

The allocation of purchase price to identifiable tangible assets and assumed liabilities has not yet been finalized. As such, the estimate is subject to change once the Group makes a final determination of the fair value of tangible assets acquired and liabilities assumed, which will be completed within one year from the acquisition date.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

	Three months ended Sep 30		Nine months ended Sep 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue	36,771,902	14,939,159	136,649,382	29,039,023
(Loss) from operations	(1,382,941)	(378,056)	(3,001,786)	(1,459,089)
Net income (loss)	(1,471,447)	(461,939)	949,698	(1,654,488)

7.	DISCONTINUED OPERATIONS

In September 2011, the Group commenced the liquidation of the Fifth Season Liyang Investment Management Co., Ltd (“Liyang TFS”). The decision of liquidation was based on the Group’s strategy to concentrate its efforts on developing the Group’s lease business in Shandong and Shanghai.

The consolidated assets and liabilities of Liyang TFS have been classified on the balance sheet as net liabilities of discontinued operations. The asset and liabilities comprising the balances, as classified in the balance sheets, consist of:

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets to be disposed of	93,835	328,406
Liabilities to be disposed of	(949,792)	(577,218)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The consolidated net loss from operations of Liyang TFS has been classified on the statements of Income and Comprehensive income, as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from operations of the discontinued component	$(406,929)	$(123,943)	$(499,021)	$(371,059)
Loss from discontinued operations	(406,929)	(123,943)	(499,021)	(371,059)
Income tax expense (benefit)	(130,533)	29,923	(106,510)	92,765
Net loss from discontinued operations	$(537,462)	$(94,020)	$(605,531)	$(278,294)

8.	RESTRICTED CASH

	September 30,	December 31,
	2011	2010
	(Unaudited)
Restricted cash	$41,923,222	$-

As of September 30, 2011, restricted cash represents the security deposits that serve as collateral for the notes payable and letter of credit, amounting to US$32,730,880 and US$9,192,342, respectively.

9.	DEPOSIT WITH PROPERTY DEVELOPER

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deposit with property developer	$28,052,520	$-

On April 1, 2011, the Group entered into an exclusive sales agency agreement with Zibo Mintai Property Development Co., Ltd. (“Mintai”), which required the Group provide a deposit within 30 days of signing the agreement. The deposit to the property developer permits the Group to serve as the exclusive sales agent of certain properties and entitles the Group to earn commission equal to 80% of all proceeds of those properties in excess of the agreed target sales amount. Mintai must pay to the Company 100% of all sales proceeds until the deposit is fully recovered and then 80% of all sales proceeds thereafter as its commission. Income from Mintai is not recognized until after the deposit is fully recovered. Any deposit not recovered is refundable if the Group cannot meet the agreed target sales amount. Per a supplementary agreement signed on August 18, 2011, the property developer agreed to pay interest at a rate of 15% per annum on the deposit, starting from February 1, 2011 to January 31, 2012. On April 1, 2011, the Company entered into an exclusive sales agency agreement with Zibo Mintai Property Development Co., Ltd. (“Mintai”), which required the Company to provide a deposit within 30 days of signing the agreement. The deposit to the property developer permits the Company to serve as the exclusive sales agent of certain properties and entitles the Company to earn commissions equal to 80% of all sales proceeds of those properties in excess of the agreed sales target of $40.16 million. Mintai must pay to the Company 100% of all sales proceeds until the deposit is fully recovered and then 80% of all sales proceeds thereafter as its commission. Income from Mintai is not recognized until after the deposit is fully recovered.

10.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	September 30,	December 31,
	2011	2010
	(Unaudited)
Advance to suppliers	$29,944,105	$2,076,246
Expense paid on behalf of customers and suppliers	499,937	-
Due from third party companies	503,552	999,688
Rental deposits to lessors	613,987	638,113
Prepaid taxes and input VAT	113,696	-
Prepaid office rental, petty cash and others	729,394	193,824
	$32,404,671	$3,907,871

As of September 30, 2011, due from third party Company amounting to US$314,720 bore an interest rate of basic interest rate of PBOC per annum, while the remaining balances were non-interest bearing loans to third parties for their working capital purposes.

Advance to suppliers were mainly the prepayments to the suppliers of the segment of trading business for the guarantee of the supply of goods. As of November 10, 2011, approximately $7.79 million of advance to suppliers was settled.

11.	REAL ESTATE AND RELATED ASSETS, NET

Real estate and related assets consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Commercial properties held for operating lease	$79,568,304	$42,012,894
Tenant improvements	3,461,067	2,791,370
Office equipment and furniture	416,046	376,768
Motor vehicles	243,502	217,816
	83,688,919	45,398,848
Less: accumulated depreciation	3,166,700	910,863
	80,522,219	44,487,985
Construction in progress	2,463,098	969,467
	$82,985,317	$45,457,452

The Group recorded depreciation expenses of US$2,278,336 and US$529,211 for nine months ended September 30, 2011 and 2010, respectively, while US$870,164 and US$110,292 for three months ended September 30, 2011 and 2010, respectively.

Accumulated depreciation for real estate held for operating leasing, including commercial properties and tenant improvements were US$2,997,185 and US$854,025, as of September 30, 2011 and December 31, 2010, respectively.

Certificates of ownership of certain commercial properties with an aggregate carrying value of US$736,969 are still in the application process.

As of September 30, 2011, certain commercial properties with an aggregate carrying value of US$47,384,091 were pledged as collateral for short- term borrowings and a letter of credit. As of December 31, 2010, certain commercial properties with an aggregate carrying value of US$7,690,447 were pledged as collateral for short-term borrowings, and with an aggregate carrying value of US$5,374,748 were pledged as collateral for bank loans of a related party, Hangzhou Huaren Costume Co., Ltd ("Huaren Costume").

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

12.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	September 30, 2011			December 31, 2010
	(Unaudited)
Lender	Interest rate	Maturity date	Balance	Interest rate		Maturity date	Balance
Lishuang Lu	-	-	-	19.44%		February 17, 2011	$3,640,800
Mingyou Chen	-	-	-	22.80%		February 20, 2011	5,006,100
Shanghai Fuxing Pawnshop Co, ltd	-	-	-	36.00%		February 26, 2011	2,578,900
Shanghai Shencai Pawnshop Co, ltd	-	-	-	36.00%		February 20, 2011	841,935
Subtotal			-				$12,067,735

Entrusted bank loans

China CITIC Bank	[1]	January 27, 2012	$47,208,000	-		-	-

Short-term bank loans

China Construction Bank	[2]	April 18,2012	1,888,320	-		-	-
Qishang Bank	9.45%	October 20, 2011	125,888	-		-	-
China CITIC Bank	[3]	April 13, 2012	5,507,600
Guangdong Development Bank	[4]	January 15, 2012	2,675,120
China Minsheng Bank	[5]	August 1, 2012	3,147,200
Subtotal			13,344,128				-
			$60,552,128				$12,067,735

Long-term borrowings	September 30, 2011			December 31, 2010
Lender	Interest rate	Maturity date	Balance	Interest rate		Maturity date	Balance
Shaopin Lu	12.00%	March 1, 2013	4,250,000	-		-	-

Subtotal			$4,250,000		$		-

1Floating rate, 258% of basis interest rate of PBOC
2Floating rate, 115% of basis interest rate of PBOC
3Floating rate, 120% of basis interest rate of PBOC
4Floating rate, 110% of basis interest rate of PBOC
5Floating rate, 120% of basis interest rate of PBOC

The weighted average interest rate for the outstanding short-term bank loans was 14.38% and 25.53% as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the outstanding short-term loan from China Construction Bank amounting to US$1,888,320 was pledged by commercial properties amounting to US$8,769,935. A short-term bank loan from Qishang Bank was guaranteed by Zibo Shudong Synthetic Glass Co.,Ltd, Zibo Bodong machinery packaging Co.,Ltd, Wei Zhao and Yong Liu. A short-term borrowing amounting to US$5,507,600 from China CITIC Bank was secured by a pledge of commercial properties amounting to US$4,008,921 and guaranteed by Lianmo Wu, husband of controlling stockholder. A short-term borrowing from Guangdong Development Bank was guaranteed by the controlling stockholder Chushing Cheung, her husband Lianmo Wu, and a key management Xiaolei Xing, pledged by shops that didn't belong to the Fifth Season and several sets of private dwellings. And the short-term loan from China Minsheng Bank was pledged by commercial properties amounting to US$5,320,788 and guaranteed by the stockholder Chushing Cheung and her husband Lianmo Wu. A long-term borrowing from Shaopin Lu was guaranteed by the ultimate controlling stockholders of the Company.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The interest expenses were US$6,966,754 and US$189,226 for the nine months ended September 30, 2011 and 2010, respectively, and US$2,691,836 and US$15,693 for the three months ended September 30, 2011 and 2010, respectively.

The weighted average amounts of the borrowings were US$57,768,554 and US$5,037,876 for the nine months ended September 30, 2011 and 2010 respectively and US$64,984,090 and US$1,926,588 for three months ended September 30, 2010 respectively.

Short-term borrowing from Qishang Bank amounting to $125,888 was repaid subsequently.

As of September 30, 2011, the Company is in compliance with the covenant requirements with respect to the outstanding borrowings.

13.	NOTES PAYABLE

The Company has executed credit facilities with China CITIC Bank, Shanghai Pudong Development Bank, China Construction Bank and China Minsheng Bank that provided for working capital in the form of bank acceptance bills or letter of credit. The funds borrowed under bank acceptance bills are non-interest bearing and are generally repayable within six months. The funds under the letter of credit from Shanghai Pudong Development Bank are interesting bearing with a one-year term. And the funds under the letter of credit from China Construction Bank are non-interest bearing with a six-month term. Certain deposit and properties are used as collateral are required for the notes payable.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Due to original stockholder of Longyun for acquisition	393,400	-
Accrued rental expense and other related costs	1,041,881	730,297
Accrued interest expense	638,338	368,866
Payroll and welfare payable	24,111	33,390
Rental deposits from lessees and others	1,219,417	627,577
	$3,317,147	$1,760,130

15.	AMOUNT DUE TO THIRD PARTIES

	September 30,	December 31,
	2011	2010
	(Unaudited)
Due to third parties	$8,025,360	$-

Due to third parties are non-interest bearing short-term loans for working capital purpose.

16.	RESTRICTED NET ASSETS

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

Therefore, the Group’s restricted net assets, comprising of the Company’s common stock and net assets of Company’s PRC subsidiaries, were US$42,811,392 and US$ 36,482,012 as of September 30, 2011 and December 31, 2010, respectively.

17.	TAXATION

The Company and its consolidated entities each files tax returns separately.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

d) Income tax expenses (benefits)

The reconciliation of income taxes computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income (loss) before income tax	$333,320	$(1,483,185)	$(1,113,805)	$(414,059)
Tax at statutory rate	171,299	(370,796)	(261,552)	(104,578)
Gain on the business combination	(1,779,125)	-	-	-
Change in valuation allowance	170,742	-	32,841	-
Non-deductible expenses	89,960	-	48,891	-
Income tax benefit	$(1,347,124)	$(370,796)	$(179,820)	$(104,578)

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of income tax expense are as follows:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current tax expense	$$46,721	$-
Deferred tax benefit	(1,393.845)	(370,796)
Income tax benefit	$(1,347,124)	$(370,796)

e) Deferred tax assets and liabilities

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases used for income tax purposes. Significant components of the Group's deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deferred tax assets:
Tax loss carryforwards	$2,238,892	$729,881
Accrued rental expense and other related costs	490,369	249,850
Total	2,729,261	979,731
Less: valuation allowance	(170,582)	-
Deferred tax assets, net	2,558,679	979,731

Deferred tax liabilities:
Effect of differences between assigned value of property and their tax basis	13,122,563	6,942,528
Effect of differences between straight-line rental income and taxable rental income	766,602	298,799
	13,889,165	7,241,327
Net deferred tax liabilities	$11,330,486	$6,261,596

The Company’s RPC subsidiaries have tax loss carryforwards available amounting to approximate US$0.2 million, US$2.0 million and US$6.9 million, which begin to expire in 2014, 2015 and 2016, respectively, if unused by the offset of future taxable income of the individual subsidiaries.

The Group believes that the remaining tax loss carryforwards from Fifth Season HK amounting to US$1.03 million is unlikely be deductable in the future years and therefore the corresponding deferred tax assets were recognized with full allowance provided.

The Group reversed deferred tax assets realized for tax loss carryforwards from Fifth Season Liyang amounting to US$0.38 million, because Fifth Season Liyang is going to be liquidated within coming six months.

The Company has cumulative undistributed earnings of approximately $9,985,299 as of September 30, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in its operations in PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if The Company concluded that such earnings will be remitted in the future.

18.	STRAIGHT-LINE RENTAL INCOME AND RELATED EXPENSES

a) The Group’s real estate assets are leased to customers under operating leases. These leases have initial terms of 0.3 to 19.5 years, and usually the Group offers a rental holiday ranging from 2 to 15 months. The minimum rental amounts under the leases are generally subject to scheduled fixed increases.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The following table summarizes future minimum base rents to be received from customers for leases in effect as of September 30, 2011:

Year	Amount
2011	$1,031,236
2012	3,352,784
2013	3,668,217
2014	4,200,237
2015	3,152,580
Thereafter	17,999,364
$33,404,418

The following table summarizes future minimum base rents to be received from customers under subleases as of September 30, 2011:

Year	Amount
2011	$220,935
2012	431,223
2013	667,350
2014	1,030,667
2015	267,721
Thereafter	480,888
$3,098,784

19.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by the same ultimate stockholders
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	Controlled by the same ultimate stockholders
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by the same ultimate stockholders
Hangzhou Hengding Plastics & Wood Tools Co., Ltd .(“Hangzhou Hengding”)	Controlled by the same ultimate stockholders
Hangzhou Liuhe Industrial Co., Ltd. (“Hangzhou Liuhe”)	Controlled by the same ultimate stockholders
Hangzhou Haigang Technology Co., Ltd. (“Hangzhou Haigang”)	Controlled by the same ultimate stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by the same ultimate stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by the same ultimate stockholders
Jiashan Lijing Mingzuo Entertainment Co., Ltd. (“Jiashan Lijing”)	Controlled by the same ultimate stockholders
The Fifth Season Shandong Trade Co., Ltd	Controlled by the same ultimate stockholders
Hangzhou Yinli Decorative Lighting Co.,Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Hangzhou Buy Bar	Controlled by the same ultimate stockholders
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by the same ultimate stockholders
Lianmo Wu	Husband of controlling stockholder
Chushing Chueng	Controlling stockholder
Hongsen Xu	Key management

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

a) Trade receivables from related parties consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Hangzhou Hengding	$-	$4,681,145
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume)	198,559	191,417
	$198,559	$4,872,562

In May 2011, our ultimate stockholders withdrew their capital injected into Hangzhou Hengding in 2010. Consequentl y, we have no significant influence over Hangzhou Hengding, and we conclude that Hangzhou Hengding is not our rela ted party since then.

b) Loans receivables from related parties consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Jiashan Lijing	$-	$758,500
Hangzhou Liuhe	-	592,561
Hangzhou Haigang	-	775,490
Nantong Commercial	3,147	-
Hangzhou E-commerce( Original: Hangzhou Costume)	260,609	-
Yinli Decorative Lighting	1,976,610
Hangzhou Yiyue E-commerce	15,737	-
	$2,256,103	$2,126,551

Loans receivable from related parties were short-term loans for additional working capital purpose of such related parties, which were non-interest bearing and are due on demand. Yinli Decorative Lighting has subsequently repaid approximately $1.54 million to the Company in November 2011.

c) Accounts payable to related parties consists of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Yinli Decorative Lighting	$-	$324,374

d) Loans payable to related parties consists of the following:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	September 30,	December 31,
	2011	2010
	(Unaudited)

Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	$643,602	-
Zhejiang Fifth Season	1,148,105	$763,051
Hangzhou Real Estate	70,812	-
Hangzhou Buy Bar	14,868	-
The Fifth Season Shandong Trade Co., Ltd	54,604
Hongsen Xu	56,586	70,726
Chushing Cheung	591,811	-
	$2,580,388	$833,777

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

e) Significant related party transactions other than loans are as follows:

		Nine months ended September 30,
	Transaction	2011	2010
		(Unaudited)	(Unaudited)
Yinli Decorative Lighting	Purchase	$-	$3,674,100
		$-	$3,674,100

20.	COMMITMENTS AND CONTINGENCIES

a) Purchase Commitments

Commitments for the purchase of commercial properties totaled to US$5,995,927 as of September 30, 2011.

b) Lease commitments

As of September 30, 2011, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2011	$272,619
2012	1,404,233
2013	2,046,335
2014	2,096,565
2015	1,955,936
Thereafter	2,328,026
$10,103,714

c) Contingencies

As of September 30, 2011, the Group provided guarantee to a related party, Yinli Decorative Lighting for its bank loans up to RMB12 million (approximately US$1.8 million), guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd for its bank loans up to RMB0.5 million (approximately US$0.08 million). The Group would be obligated in the event Yinli Decorative Lighting was unable to meet principal or interest payments when they become due. As of September 30, 2011, the maximum amount payable under such guarantees and pledge including the principle of RMB12 million (approximately US$1.85 million) with relevant interest and other associated legal cost. Should the Group be required to pay any portion of the total amount of the loans it has guaranteed, the Group could attempt to recover some or the entire amount from the guaranteed parties.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Group did not record any contingencies as of September 30, 2011.

21.	SEGMENT FINANCIAL INFORMATION

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

Nine months ended September 30, 2011
(Unaudited)
	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$2,899,536	$133,634,400	$-	$-	$136,533,936
Gain on business combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	2,395,588	(186,306)	(1,134,369)	-	1,074,913

Nine months ended September 30, 2010
(Unaudited)
	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$1,336,621	$27,660,661	-	-	$28,997,282
Segment profit (loss)	(1,190,972)	(158,940)	(40,770)	-	(1,390,683)

*Revenue from other segment consist of small on-line sales of goods

Three months ended September 30, 2011
(Unaudited)	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$1,060,881	$35,711,021	$-	$-	$36,771,902
Segment profit (loss)	(976,107)	(296,182)	(199,158)	-	(1,471,447)

Three months ended September 30, 2010
(Unaudited)
	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$504,831	$14,396,983	-	-	$14,901,814
Segment profit (loss)	(400,335)	15,602	(18,767)	-	(403,501)

*Revenue from other segment consist of small on-line sales of goods

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

22.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

In October 2011, Shandong Shengli agreed to extend the duration of the entrusted loan to January 27, 2013, which was originally mature on January 27, 2012.

In October 2011, we obtained a $12.6 million non-interest bearing bank acceptance from China Citic Bank matures in April 2012, which is secured by bank deposit amounting to $6.3 million and properties of the Group.

In early November the Group received a loan of RMB 40 million (approximately $6.3 million) from the Guangzhou Rural Commercial Bank, which the Group will use for working capital.

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

As of September 30, 2011, we managed eight commercial properties in Southeastern China, encompassing approximately 165,000 square meters, which includes three properties with 93,000 square meters directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We intend to focus and expand our commercial real estate business in the coming years.

We wholesale our commodities to wholesale and retail customers in China, including to Shanghai Senhong Metal Co., Ltd, Shanghai Tongli Metal Co., Ltd and Shanghai Rongkun Trade Co., Ltd.

We operate our business in Hangzhou, Jiashan, Shanghai, Wuxi, Zibo, Tengzhou and Binzhou.

Recent Developments

The Fifth Season Liyang Investment Management Co., Ltd. is in the process of liquidation starting from September, 2011. The decision to liquidate Liyang TFS is based on our strategy to concentrate our efforts on developing our lease business in Shandong and Shanghai.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the interim period ended September 30, 2011:

  Revenue: Revenue increased $107.5 million, or 371%, to $136.5 million for the nine months ended September 30, 2011, from $29 million for the same period in 2010.

  Gross Profit and Margin: Gross profit increased $1.4 million, or 144%, to $2.38 million for the nine months ended September 30, 2011, from $0.98 million for the same period in 2010.

  Net income from continuing operation: Net income from continuing operation was $1.68 million for the nine months ended September 30, 2011, an increase of $2.79 million, or 251%, from the net loss from continuing operation of $1.11 million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share was $0.0027 for the nine months ended September 30, 2011, as compared to $(0.0036) for the same period last year.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months ended September 30,
	2011		2010
		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance(%)

Sales from trading	$35,711,021	97.11%	$14,396,983	96.61%	21,314,038	148%

Rental and other revenues	1,060,881	2.89%	504,831	3.39%	556,050	110%
Total Revenue	36,771,902	100.00%	14,901,814	100.00%	21,870,088	147%

Cost of tangible goods sold	35,121,235	95.51%	14,267,355	95.74%	20,853,880	146%

Expenses applicable to rental and other revenue	888,256	2.42%	241,811	1.62%	646,445	267%

Costs and expenses applicable to sales and revenues	36,009,491	97.93%	14,509,166	97.37%	21,500,325	148.18%
Gross profit	762,411	2.07%	392,648	2.63%	369,763	94%

Selling expenses	(473,299)	-1.29%	(220,898)	-1.48%	(252,401)	114%
General and administrative expenses	(1,672,053)	-4.55%	(513,103)	-3.44%	(1,158,950)	226%
Interest income	3,096,172	8.42%	189	0.00%	3,095,983	1638086%
Interest expense	(2,691,836)	-7.32%	(15,693)	-0.11%	(2,676,143)	17053%
Gain on business combination	-	-	-	-	-	N/A
Net non-operating expense	(135,200)	-0.36%	(57,202)	-0.38%	(77,998)	641%
Income tax benefit	179,820	0.49%	104,578	0.70%	75,242	72%

Net loss from continuing operations	(933,985)	-2.54%	(309,481)	-2.08%	(624,504)	202%

Net loss on discontinued operation	(537,462)	-1.46%	(94,020)	-0.63%	(443,442)	472%

Income/ (loss) before extraordinary items	(1,471,447)	4.00%	(403,501)	2.71%	(1,067,946)	265%

Less: net loss attributable to the non-controlling interest	(3,855)	-0.01%	-	-	(3,855)	N/A

Net loss attributable to the Fifth Season's common stockholders	$(1,467,592)	-3.99%	$(403,501)	-2.71%	$(1,064,091)	264%

Revenue: We generate revenue primarily from the leasing of commercial properties and wholesale of various goods. Our revenue increased $21.9 million, or 147%, to $36.8million for the three months ended September 30, 2011, from $14.9 million for the same period in 2010. The growth was mainly due to the development of our businesses, through our acquisition of new trade customers, such as Shanghai Rongkun Trade Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Senhong Metal Co., Ltd., to increase trade revenue, and by the establishment and acquisition of new subsidiaries such as Zibo Jiadu, TFS Property, and TFS Binzhou, and the acquisition of commercial properties to boost leasing income.

Revenue from our commercial properties leasing segment increased by 110%, to $1.06 million in the three months ended September 30, 2011, from $0.5 million in the same period last year. The increase was primarily due to increase in revenues from the increasing occupancy rate of Shanghai Jiadu; contribution from Wuxi TFS which started its business in late 2010, from Zibo Lomo which was acquired in late 2010, and from TFS Bingzhou which started its business in April 2011.

Revenue from our trading and other segments increased by 148% to $35.7 million in the three months ended September 30, 2011, from $14.4 million in the same period last year. The increase was primarily due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our trading segment and other expenses relating to our online sales. Our cost of revenue increased $21.5 million, or 148%, to $36 million for the three months ended September 30, 2011, from $14.5 million for the same period in 2010. The increase was in line with the increase of total revenue.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. Expenses applicable to our real estate operation segment increased by 267% to $0.89 million in the three months ended September 30, 2011, from $0.24 million in the same period last year. The increase was in line with the development of our commercial property segment since late 2010.

Cost of goods sold for our trading segment includes the cost of purchase of goods. Cost of goods sold increased by 146% to $35.1 million in the three months ended September 30, 2011, from $14.3 million in the same period last year. Such increase was generally in line with the increase in sales from our trading segment.

Gross Profit and Margin: Gross profit increased by $0.37 million, or 94%, to $0.76 million for the three months ended September 30, 2011, from $0.39 million for the same period in 2010.

Gross profit as a percentage of net revenue was 2.07% and 2.63% for the three months ended September 30, 2011 and 2010, respectively.

Our gross profit in the real estate operation segment was $0.17million for the three months ended September 30, 2011, an decrease of $0.09 million from the 0.26 million for the same period in 2010. Such change was primarily due to liquidation of Liyang TFS, which led to decreased rental income.

Gross margin for our trading segment was 0.59 million and 0.13 million for the three months ended September 30, 2011 and 2010, respectively. Such increase was primarily our efforts to develop new customers and boost sales in 2011.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended September 30, 2011 were $473,299, from $220,898 in the same 2010 period, representing a 114% increase year-over-year. The increase was mainly due to an increase in staff costs and advertising expense caused by the development of our business.

General and Administrative Expenses. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $1.16 million, or 226%, to $1.67 million in the three months ended September 30, 2011, from $0.51 million in the same period in 2010. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Interest income. Interest income increased $3.1 million in the three months ended September 30, 2011, from $189 in the same period in 2010. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. This quarter, we entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. During the quarter, we received approximately $5 million in cash from this company. We recognized approximately $3.3 million in interest income based on an accrual basis and about $0.16 million in business tax, the rest of the amount was recorded as advance from customers.

Interest Expense. Interest expense increased $2.68 million, or 17053%, to $2.69 million in the three months ended September 30, 2011, from $0.01 million in the same period in 2010, primarily due to more borrowings and loans during the 2011.

Income Taxes. Our income taxes increased by approximately $0.08 million, or 72%, to $0.18 million in the three months ended September 30, 2011, from $0.1 million in the same period of 2010. The increase was due to the combined effect of recognition of deferred tax assets and liabilities.

Net Loss from continuing operations.. In the three months ended September 30, 2011, we suffered a net loss from continuing operations of $0.93 million in the three months ended September 30, 2011, a increase of $0.62 million from a net loss from continuing operations of $0.31 million in the same period last year, as a result of the factors described above.

Net loss on discontinued operation. We executed the liquidation plan over Liyang TFS in the third quarter, hence we ceased lease business of Liyang TFS and we had nil lease income, which resulted in the increase of net loss on discontinued operation by approximately $0.4 million, or 472% in the third quarter of 2011 as compared with that in the same period of 2010.

Net loss attributable to the Fifth Season’s common stockholders. In the three months ended September 30, 2011, we suffered a net loss attributable to the Fifth Season’s common stockholders of $1.47 million in the three months ended September 30, 2011, a increase of $1.06 million from a net loss of $0.40 million in the same period last year, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Nine months ended September 30,
	2011			2010
		As a		As a
		percentage		percentage
		of total		of total
	In Dollars	revenue	In Dollars	revenue	Changes	Variance(%)

Sales from trading	$133,634,400	97.9%	$27,660,661	95.4%	105,973,739	383%
Rental and other revenues	2,899,536	2.1%	1,336,621	4.6%	1,562,915	117%
Total Revenue	136,533,936	100.0%	28,997,282	100.0%	107,536,654	371%

Cost of tangible goods sold	131,820,085	96.5%	27,121,910	93.5%	104,698,175	386%
Expenses applicable to rental and other revenue	2,330,978	1.7%	898,426	3.1%	1,432,552	159.45%

Costs and expenses applicable to sales and revenues	134,151,063	98.3%	28,020,336	96.6%	106,130,727	378.76%
Gross profit	2,382,873	1.7%	976,946	3.4%	1,405,927	144%

Selling expenses	(1,140,785)	-0.8%	(655,990)	-2.3%	(484,795)	74%

General and administrative expenses	(4,161,903)	-3.0%	(1,578,925)	-5.4%	(2,582,978)	164%
Interest income	3,099,491	2.3%	2,175	0.0%	3,097,316	142405%
Interest expense	(6,966,754)	-5.1%	(189,226)	-0.7%	(6,777,528)	3582%
Gain on business combination	7,116,499	5.2%	-	0.0%	7,116,499	N/A
Net non-operating income (expense)	3,899	0.0%	(38,165)	-0.13%	42,064	27%
Income tax benefit	1,347,124	1.0%	370,796	1.3%	976,328	263%

Net income/(loss) from continuing operations	$1,680,444	1.2%	($1,112,389)	-3.8%	$2,792,833	-251%

Net loss on discontinued operation	(605,531)	-0.4%	(278,294)	-1.0%	(327,237)	118%

Income/ (loss) before extraordinary items	1,074,913	0.8%	(1,390,683)	-4.8%	2,465,596	-177%

Less: net loss attributable to the non-controlling interest	(41,857)	-0.0%	-	-	(41,857)	N/A

Net income (loss) attributable to the Fifth Season's common stockholders	$1,116,770	0.82%	$(1,390,683)	-4.8%	$2,507,453	-180%

Revenue. Our revenue increased to $136.5 million in the nine months ended September 30, 2011, from $29 million in the same period last year, representing a 371% growth year-over-year. The growth was mainly due to the development of our businesses, by acquiring new trade customers to increase trade revenue, establishing and acquiring new subsidiaries and by acquiring new commercial properties to boost leasing income.

Revenue from our commercial properties leasing segment increased by 117%, to $2.9 million in the nine months ended September 30, 2011, from $1.3 million in the same period last year. The increase was primarily due to $1.2 million in revenues from the increasing occupancy rate of Shanghai Jiadu.

Revenue from our trading and other segments increased by 383% to $133.6 million in the nine months ended September 30, 2011, from $27.7 million in the same period last year. The increase was primarily due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Cost of Revenue. Our cost of revenue increased $106 million, or 379%, to $134 million in the nine months ended September 30, 2011, from $28 million in the same period in 2010. The increase was in line with the increase in total revenue.

Expenses applicable to our real estate operation segment increased by 159% to $2.3 million in the nine months ended September 30, 2011, from $0.9 million in the same period last year. The increase was primarily due to the increase in depreciation expense, rental expense and other related costs resulting from our recent business acquisition activities and the contribution of our subsidiaries established in late 2010.

Cost of goods sold for our trading segment includes the cost of purchase of goods. Cost of goods sold increased by 386% to $131.8 million in the nine months ended September 30, 2011, from $27.1 million in the same period last year. Such increase was generally in line with the increase in sales from our trading segment.

Gross Profit and Gross Margin. Our gross profit increased by $1.4 million, or 144%, to $2.4 million in the nine months ended September 30, 2011, from $1 million in the same period in 2010. Gross profit as a percentage of net revenue was 1.7% and 3.4% for the nine months ended September 30, 2011 and 2010, respectively.

Our gross profit in the real estate operation segment was $0.57 million for the nine months ended September 30, 2011, an increase of $0.13 million from $0.44 million for the same period in 2010. Such change was primarily due to the establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income.

Gross margin for our wholesale of trading segment was $1.8 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. Such increase was primarily our efforts to develop new customers and boost sales in 2011.

Selling Expenses. Our selling and marketing expenses in the nine months ended September 30, 2011 were $1.1 million, from $0.7 million in the same 2010 period, representing a 74% increase year-over-year. The increase was mainly due to an increase in staff costs and advertising expense caused by the development of our business.

General and Administrative Expenses. Our administrative expenses increased $2.6 million, or 164%, to $4.2 million in the nine months ended September 30, 2011, from $1.6 million in the same period in 2010. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Interest income. Interest income increased $3.1 million in the nine months ended September 30, 2011, from $2,175 in the same period in 2010. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. This quarter, we entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. During the quarter, we received approximately $5 million in cash from this company. We recognized approximately $3.3 million in interest income based on an accrual basis and about $0.16 million in business tax, the rest of the amount was recorded as advance from customers.

Interest Expense. Interest expense increased $6.8 million, or 3582%, to $7 million in the nine months ended September 30, 2011, from $0.2 million in the same period in 2010, primarily due to more borrowings and loans during the 2011.

Gain on business combination. Gain on business combination of $7.1 million during the nine months ended September 30, 2011 resulted from the acquisition of Longyun during the first quarter in 2011

Income Taxes. Our income taxes increased by approximately $0.98 million, or 263%, to $1.35 million in the nine months ended September 30, 2011, from $0.37 million in the same period of 2010. The increase was due to the combined effect of recognition of deferred tax assets and liabilities.

Net income/(loss) from continuing operations. In the nine months ended September 30, 2011, we generated a net income from continuing operations of $1.7 million in the nine months ended September 30, 2011, an increase of $2.8 million from a net loss from continuing operations of $1.1 million in the same period last year, as a result of the factors described above.

Net loss on discontinued operation. We executed the liquidation plan over Liyang TFS in the third quarter, hence we ceased lease business of Liyang TFS and we had nil lease income in the third quarter, which resulted in the increase of net loss on discontinued operation by approximately $0.3 million, or 118% in the nine months ended September 30, 2011 as compared with that in the same period of 2010.

Net Income (loss) attributable to the Fifth Season’s common stockholders. In the nine months ended September 30, 2011, we generated a net income attributable to the Fifth Season’s common stockholders of $1.1 million in the nine months ended September 30, 2011, an increase of $2.5 million from a net loss attributable to the Fifth Season’s common stockholders of $1.3 million in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $0.4 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(68,679,864)	$(12,297,399)
Net cash used in investing activities	(24,916,026)	(7,772,740)
Net cash provided by (used in) financing activities	93,735,696	19,944,098
Effects of exchange rate change in cash	11,664	1,724
Net increase in cash and cash equivalents	151,470	(124,317)
Cash and cash equivalents, beginning of the year	227,664	220,293
Cash and cash equivalent, End of the period	$379,134	$95,976

Operating activities

Net cash used in operating activities was $69 million for the nine months ended September 30, 2011, as compared to $12 million net cash used in operating activities for the same period in 2010, which was primarily due to the approximately $26 million increase of deposit with property developer and prepayment and other receivable for the development of our trade business in the 2011 period.

We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. This quarter, we entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. During the quarter, we received approximately $5 million in cash from this company. We recognized approximately $3.3 million in interest income based on an accrual basis and about $0.16 million in business tax, the rest of the amount was recorded as advance from customers. We anticipate completing the sales within one year which will generate sufficient operating cash flows.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $25 million, as compared to $7.8 million net cash used in investing activities for the same period in 2010. The increase was primarily due to the combined effect of expenditure in property purchasing activity, payment in business acquisitions and higher financial support given to related parties in the 2011 period.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $94 million, as compared to $19.9 million net cash provided by financing activities for the same period in 2010. Such increase was primarily due to additional short-term and long-term borrowings obtained in the 2011 period.

Loan Commitments

As of September 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

(All amounts in U.S. Dollars)

	Interest rate	Maturity date	Balance
Entrusted bank loans
China CITIC Bank	258% of interest rate of PBOC	January 27, 2012	$47,208,000
Short-term bank loans

China Construction Bank	115% of basis interest rate of PBOC	April 18, 2012	1,888,320
Qishang Bank	9.45%	October 20, 2011	125,888
China CITIC Bank	120% of basis interest rate of PBOC	April 13, 2012	5,507,600
Guangdong Development Bank	110% of interest rate of PBOC	July 10, 2012	2,675,120
China Minsheng Bank	120% of interest rate of PBOC	August 1, 2012	3,147,200
Subtotal			$60,552,128
Long-term borrowings
Shaopin Lu	12%	March 1, 2013	$4,250,000

Subtotal			4,250,000
Total			$64,802,128

_________
* Calculated based on the exchange rate of $1 = RMB 6.3549

The outstanding short-term borrowings and loans were pledged by properties, with an aggregate carrying value of $18,099,643.

In October 2011, we received $6.3 million in funds from China Citic Bank in connection with a $12.6 million non-interest bearing bank acceptance secured by a pledged of properties of the company, which matures in Aril 2012 with duration of six months.

In early November 2011, we received a RMB 40 million (approximately $6.3 million) loan at an interest rate of 1.5% per month from the Guangzhou Rural Commercial Bank, commencing from November 3, 2011 to December 21, 2011, secured by a pledge of properties of the company, which we are using as working capital.

On January 28, 2011, Shandong Shengli Steel Pipe Company, or Shandong Shengli, authorized China Citic Bank to lend us RMB300 million (approximately $47 million) to us, which was originally due and payable on January 27, 2012. In October 2011, Shandong Shengli agreed to extend the maturity date of the loan to January 27, 2013.

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

Going Concern

Our consolidated current liabilities exceeded its consolidated current assets by approximately $28.9 million as of September 30, 2011. We historically financed our operations principally with cash flows from operations and through financing from financial institutions and our stockholders. Based on future projections of our profits and cash inflows from operations, including commercial property leasing and providing agent service in properties sales, and the anticipated ability of obtaining continued financing from banks and revolving loans from related parties to finance our continuing operations, our management has prepared the consolidated financial statements on a going concern basis.

Obligations under Material Contracts

The table below sets forth our contractual obligations as of September 30, 2011.

Contractual			2012 and	2014 and
Obligations	Total	2011	2013	2015	Thereafter
Operating Lease Obligations	$10,103,714	$272,619	3,450,568	4,052,501	2,328,026
Purchase obligations	$5,995,527	$5,995,527	-	-	-
Total	$16,099,241	$6,268,146	3,450,568	4,052,501	2,328,026

In addition to the loan commitments described above, we have the material obligation described below.

As of September 30, 2011, pursuant to the terms of the Property Sale and Purchase Agreement dated June 8, 2009, by and between TFS GM and Shanghai Shuangou Property Co., Ltd, TFS GM is required to pay RMB 38,100,707 (approximately $5,995,527) before the end of 2011. We expect to pay this amount by the deadline.

In addition, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among Shandong TFS and the former shareholders of Longyun, Shangdong TFS owed them a total consideration of RMB58 million (approximately $9,126,880) for Longyun, of which RMB55.5 million (approximately $8,733,480) has already been paid. Shandong TFS is required to pay the remaining RMB2.5 million (approximately $393,400) by the end of 2011. We expect to meet this obligation on or before the repayment deadline.

We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. This quarter, we entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. During the quarter, we received approximately $5 million in cash from this company. We recognized approximately $3.3 million in interest income based on an accrual basis and about $0.16 million in business tax, the rest of the amount was recorded as advance from customers. We anticipate completing the sales within one year which will generate sufficient operating cash flows.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we provided a guarantee to a related party, Yinli Decorative Lighting, for up to RMB12 million (approximately $1.8 million its bank loans), and a guarantee to a third party, Zibo Xinhe Textile Raw Material Co., Ltd., for its bank loans up to RMB0.5 million (approximately US$0.08 million). Should we be required to pay any portion of the total amount of the loans that we have guaranteed, we would attempt to recover some or the entire amount from the guaranteed party.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and our Chief Financial Officer, Ms. Zhumin Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this assessment, Mr. Lu and Ms. Zhang determined that, as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective for the reason set forth below.

During their review of our internal control over financial reporting during the three-month period ended June 30, 2011, our management, including Mr. Lu and Ms. Zhang, determined that there was a material weaknesses in our internal control over financial reporting because we lack of an audit committee and an internal audit department.

Management is currently seeking for and plans to establish an audit committee and appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2011, such as to contain a material misstatement.

Changes in Internal Controls over Financial Reporting

There was no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 21, 2011	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhumin Zhang
Zhumin Zhang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)