Form 10-K
period 2011-12-31
Fifth Season International, Inc.
filed 2012-04-16
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock

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

Yes [  ]             No [X]

The company has not posted its Interactive Data File on its corporate website.

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $459.7 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

PART I

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only, references to:

  “Binzhou TFS” are to The Fifth Season Binzhou Commerce Co., Ltd., a PRC company;

  “Business Real Estates” are to Business Real Estates (China) Investment Holding Group Co., Ltd., a Hong Kong company;

  the “Company,” “we,” “us,” and “our” are to the combined business of Fifth Season International, Inc., a Delaware corporation, and its consolidated subsidiaries: “Fifth Season HK”, “Business Real Estates”, “ Kairui Real Estates”, “ TFS Technology”, “TFS Trade”, “TFS GM”, “Shandong TFS”, “Jiashan TFS”, “Wuxi TFS”, “Liyang TFS”, “TFS Tengzhou Enterprise”, “TFS Tengzhou Real Estate,” “Shanghai Jiadu”, “Shanghai Lomo”, “Zibo Jiadu”, “Zibo Lomo”, “Shandong Trade”, “Longyun”, “Binzhou TFS” and “Suqian TFS”;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Fifth Season HK” are to The Fifth Season (Hong Kong) International Group Limited, a Hong Kong company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “Jiashan TFS” are to The Fifth Season Jiashan Investment Management Co., Ltd., a PRC company;

  “Kairui Real Estates” are to Kairui (Hangzhou) Commercial Property Management Co., Ltd., a PRC company;

  “Liyang TFS” are to The Fifth Season Liyang Investment Management Co., Ltd., a PRC company;

  “Longyun” are to Zibo Longyun Industrial and Trade Co., Ltd., a PRC company;

  “PRC” and “China” are to the People’s Republic of China;

  “Renminbi” and “RMB” are to the legal currency of China

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Shandong TFS” are to The Fifth Season Shandong Commercial Investment Co., Ltd., a PRC company;

  “Shandong Trade” are to The Fifth Season Shandong Trade Co., Ltd., a PRC company;

  “Shanghai Jiadu” are to Shanghai Jiadu Commercial Management Co., Ltd., a PRC company;

  “Shanghai Lomo” are to Shanghai Lomo Industrial Co., Ltd., a PRC company;

  “Suqian TFS” are to The Fifth Season Suqian Investment Management Co., Ltd., a PRC company;

  “TFS GM” are to The Fifth Season Hangzhou Department Store Investment Management Co., Ltd., a PRC company;

  “TFS Technology” are to The Fifth Season (Zhejiang) Technology Co., Ltd., a PRC company;

  “TFS Tengzhou Enterprise” are to The Fifth Season Tengzhou Enterprise Management Co., Ltd., a PRC company;

  “TFS Tengzhou Real Estate” are to The Fifth Season Tengzhou Real Estate Development Co., Ltd., a PRC company;

  “TFS Trade” are to The Fifth Season (Zhejiang) Trade Co., Ltd., a PRC company;

  “U.S. dollars,” “USD,” “dollars,” and “$” are to the legal currency of the United States;

  “Wuxi TFS” are to The Fifth Season Wuxi Commercial Investment Management Co., Ltd.; a PRC company;

  “Zibo Jiadu” are to The Fifth Season Zibo Jiadu Commerce Co., Ltd., a PRC company; and

  “Zibo Lomo” are to The Fifth Season Zibo Lomo Commerce Co., Ltd., a PRC company.

References

In this report we rely on and we refer to information and statistics regarding the commercial real estate and wholesale goods industry in China. We have obtained this information from publicly available government and institute research publications such as annual statistics reports from the National Bureau of Statistics of China (available at: http://www.stats.gov.cn/tjsj/ndsj/2010/indexeh.htm), as well as the following specific links:

  http://www.stats.gov.cn/tjsj/ndsj/2010/indexeh.htm

  http://www.stats.gov.cn/tjsj/ndsj/2009/indexeh.htm

  http://www.stats.gov.cn/tjgb/ndtjgb/qgndtjgb/t20110228_402705692.htm and

  http://www.stats.gov.cn/tjgb/ndtjgb/qgndtjgb/t20100225_402622945.htm

This information is publicly available for free and has not been specifically prepared for us for use or incorporation in this current report on Form 8-K or otherwise. We have not independently verified such information, and you should not unduly rely upon it.

In addition, at present, there is no uniform standard to categorize the different types and sizes of cities in China. In this report, we refer to Beijing, Shanghai, Guangzhou and Shenzhen as Tier 1 cities, which are the most populous, affluent and competitive cities in the country. They also represent the highest standard and concentration of real estate development activities in China. Tier 2 cities are cities, excluding the four aforementioned Tier 1 cities, that generally meet the following criteria: Gross Domestic Product, or GDP, over RMB 200 billion ($30.34 billion); GDP per capita over RMB 14,000 ($2,124); population with permanent residency in urban area over 1 million; urban area over 100 km2; annual sales in real estate over 1.5 million square meters; and average unit selling price of residential real estate over RMB 3,000 ($455) per square meter. Tier 2 cities generally include Tianjin, Chongqing, Nanjing, Shenyang, Wuhan, Chendu, Xi’an, and Hangzhou, and Tier 3 cities are the cities that do not meet one or more criteria listed above.

ITEM 1. BUSINESS.

Business Overview

We are engaged in the investment, assignment, and leasing of commercial properties, in the operation of department stores, and in the wholesale of goods in China. In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, and in 2010, we began engaging in online sales of general consumer products manufactured by third-parties, we discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies.

As at December 31, 2011, we invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years.

In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, to wholesale and retail customers in China. We have a network of buyers and suppliers with whom we have a good relationship, and we gain new customers or suppliers primarily through referrals. Our suppliers of copper and other raw materials are companies that provide large quantities of wholesale goods primarily used as raw materials by manufactures. We source goods for our customers from suppliers of such goods and we earn revenue from the difference in the price that we pay to suppliers and the price for which we sell such goods to our customers. In the conduct of such business we independently determine and negotiate prices with our suppliers and customers and we are the primary obligor in our purchase and sales transactions. We enter into sales contracts with our customers and are ultimately responsible for providing the products ordered by our customers in accordance with such sales contracts. Our suppliers are not involved in any of our sales contracts and do not have any obligation to our customers. We bear the risk of physical loss for products ordered by our customers, as well as all the credit risk for the amounts billed to them. We enter into separate agreements with suppliers and negotiate with them on price as well as other contract terms, including on the return of unsatisfactory goods within a certain period, however, we have no general arrangement with them to return unsold goods. Although our customers have specific requirements on the quality of goods ordered, they are not involved in the selection of our suppliers. Once our customer places an order and we place an order with our supplier based on our customer requirements, we generally take title of the goods prior to shipment and we are obligated to pay for such goods, regardless of whether our customer returns unsatisfactory goods to us within such period. In some circumstances we are also required to make advance deposits with suppliers, and where products are in high demand, we sometimes place orders and pay in advance for such products, regardless of whether we have received customer orders for such items or whether payment has been collected in full from a customer. Although we are obligated to pay for goods purchased from our suppliers, we sometimes orally offer credit terms to our customers, usually one to three months, based on negotiations with our customers. We accept payment from our customers and then pay the respective suppliers and arrange for delivery directly to such customer. As a result, the copper and other raw materials that we sell do not need to be stored by us and in fiscal year 2010 and 2011, we did not incur any warehousing expense for such goods. Our procedures for the wholesale of copper and other raw materials is the same as our procedures for selling lamps, clothing and other items, except that in our wholesale of clothing (conducted through our discontinued online sales business), we sometimes stored the goods in our storage facility prior to resale.

Prior to November 2011, we also engaged in online sales of general consumer products manufactured by third-parties, including small home appliances (such as kitchenware and soybean blenders), toys, clothing, footwear, luggage and accessories, however, we discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies. Our suppliers of small home appliances and other finished products were generally small manufacturers or assemblers of finished goods for sale to wholesalers and retailers. We entered into installment purchase agreements with such suppliers of finished products and took delivery and stored a portion of such products in a leased 600-square-meter storage facility located in Hangzhou, China, to store small home appliances. Once we identified a buyer for the products, we accepted payment from the buyer and either delivered the products from our storage facility or arranged for delivery directly to the buyer. During fiscal year 2010 and 2011 we did not incur any expense for the storage of these finished products. Now that our online business has been discontinued, we do not expect to continue using this storage facility.

Our contracts for the sale of goods have increased from sixteen in 2010 to seventy-five in 2011, including to customers such as Shanghai Senhong Metal Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Rongkun Trade Co., Ltd, who accounted for approximately 35%, 20% and 15%, respectively, or a combined 70% of our revenues from the wholesale of goods, for the fiscal year ended December 31, 2011. During the year ended December 31, 2011 and 2010, 97.7% and 97.2% of our revenues were derived from our wholesale of goods, and revenue from our online sales accounted for nil and 0.1% of revenues during the respective periods.

Our revenues increased from $56 million in fiscal year 2010 to $199 million in fiscal year 2011, representing a compounded growth rate of approximately 255%, and our net income decreased to $0.08 million in fiscal year 2011, as compared to a net income of $9 million in fiscal year 2010. The decrease was mainly due to the incurrence of interest expense of $10 million in fiscal year 2011, as compared with $0.5 million in fiscal year 2010. The increase in interest expense is a result of our increased use of credit facilities to fulfill our exclusive sales agency agreement with Zibo Mintai Property Development Co., Ltd (as disclosed in Note 9 of Item 8 of our financial statements), to acquire Zibo Longyun Industrial and Trade Co., Ltd (as disclosed in Note 6 of Item 8), to purchase commercial properties in Jiashan and to expand our trade business.

We operate our business in Hangzhou, Jiashan, Shanghai, Wuxi, Zibo, Tengzhou, Binzhou and Suqian. Our principal executive offices are located at C-22, Shimao Plaza, 9 Fuhong Lu, Futian District, Shenzhen 518033, People’s Republic of China. The telephone number at our principal executive office is (86) 755 83 67 9378. Our company website is available at “http://www.d5ji.com”. Our online store website is at http://www.d5jmall.com.

Our Corporate History and Background

We were incorporated in the State of Delaware on October 5, 2007 as Dynasty Energy Resources, Inc., a subsidiary of Alma International, Inc., or Alma, a Florida corporation formerly known as R.A.B Capital. We were established as part of the September 21, 2007 reorganization of Alma, pursuant to which all the shareholders of Alma became pro rata shareholders of the Company with the same rights, privileges, and preferences as they had as Alma shareholders and Alma transferred all of its assets and liabilities to an unrelated subsidiary. Through 2002 when it ceased operations, Alma was in the business of designing, marketing and selling African Jewelry.

From our inception until the acquisition of Fifth Season HK described below, we were an inactive "shell" company whose only purpose was to determine and implement a new business purpose. As a result of the reverse acquisition, we are now primarily engaged in the investment, assignment, and leasing of commercial properties, and in the operation of department stores; the wholesale of commodities, such as copper, steel, energy saving lamps, clothing, zinc slabs and fuel; and in online sales of general consumer products manufactured by third-parties, including small home appliances, toys, clothing, footwear, luggage and accessories.

On October 22, 2010, we filed a Certificate of Amendment with the Delaware Secretary of State to (i) change our name from Dynasty Energy Resources, Inc. to Fifth Season International, Inc. and (ii) effect a 1-for-20 reverse stock split of our outstanding common stock. The name change and reverse stock split became effective on such date. As a result of the reverse stock split, our outstanding common stock was reduced from 169,126,938 to 8,456,347 shares prior to the closing of the acquisition. For more information, see our current report on Form 8-K filed with the SEC on October 27, 2010.

Reverse Acquisition of Fifth Season HK

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange with Fifth Season HK and its shareholders, Mr. Shaoping Lu, Ms. Chushing Cheung and Power Guide Investment Limited, whereby we acquired 100% of the issued and outstanding capital stock of Fifth Season HK in exchange for 391,543,500 shares of our common stock. After consummation of the reverse acquisition transaction, the former shareholders of Fifth Season HK held 98% of our issued and outstanding capital stock on a fully-diluted basis. The share exchange transaction resulted in our acquisition of Fifth Season HK. The business purpose for the share exchange transaction was for the Company to assume the business and operations of Fifth Season HK. After the share exchange transaction, Mr. Lianmo Wu, who was the ultimate controlling shareholder of Fifth Season HK, became the controlling shareholder of the Company through the shareholdings of his wife, Ms. Chushing Cheung.

On October 12, 2010, in connection with signing of the Exchange Agreement, Mr. Shaoping Lu, our sole officer and director, resigned from his positions as our President and Treasurer, but remained in his position as our Chief Executive Officer. At the same time, our board appointed Mr. Lianmo Wu as President and Treasurer, Ms. Zhumin Zhang as our Chief Financial Officer and Mr. Xiaolei Xing as our Chief Operating Officer.

Upon the closing of the reverse acquisition on March 31, 2011, our board of directors increased its size from one to four members and appointed Mr. Wu, Mr. John Eliasov and Mr. Xiaolei Xing to fill the vacancies created by such increase. Mr. Wu’s appointment became effective immediately, while the remaining appointments will become effective on the tenth day following our mailing of an information statement complying with the requirements of Section 14f-1 of the Exchange Act, or the Information Statement, to our stockholders, which mailed on or about April 11, 2011. As a result of the reverse acquisition, Fifth Season HK became our subsidiary and the former shareholders of Fifth Season HK became our controlling stockholders. For accounting purposes, the share exchange transaction with Fifth Season HK was treated as a reverse acquisition, with Fifth Season HK as the acquirer and Fifth Season International, Inc. as the acquired party.

Between February and December of 2010, we consolidated all our subsidiaries under Fifth Season HK, an entity beneficially owned and controlled by non-PRC individuals who were not in control of the PRC subsidiaries at the time of the reverse merger (referred to throughout as the “reorganization”). The purpose of the reorganization was to turn affiliated mainland companies into 100% wholly-owned subsidiaries of Fifth Season HK, creating a simple corporate structure under the parent company Fifth Season HK. Our management believed that this simplified structure was necessary to make the Company more attractive to an off-shore acquirer, as well as legally effect the reverse acquisition of Fifth Season HK under the PRC’s Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the 2006 “M&A Rules”), discussed in more detail under the “Regulations” heading in the Amendment.

Following is summary information regarding the establishment or acquisition of each of our subsidiaries and how each transaction materially contributed to the creation of Fifth Season HK.

Fifth Season HK – Our subsidiary, Fifth Season HK, was incorporated in Hong Kong on February 1, 2007, by Mr. Lianmo Wu who held 510,000 original shares and Ms. Zhumin Zhang who, on behalf of Mr. Lianmo Wu, held 490,000 original shares, to serve as an investment holding company for subsidiaries mainly serving as investment holding companies or engaged in commercial real estate operations or in the wholesale of goods. On April 28, 2008, Ms. Zhang, under the instruction from Mr. Lianmo Wu, transferred an aggregate of 410,000 shares to Lin Yong, Chan Wei Dong, Zhang Jian Jun and Chen Hui Ming (all of them held the shares on behalf of Mr. Lianmo Wu), for a consideration of HK$1 per share. On August 3, 2009, Lin Yong, Chan Wei Dong, Zhang Jian Jun and Chen Hui Ming, under the instruction from Mr. Lianmo Wu, transferred their 410,000 shares to Ms. Chushing Cheung, and Ms. Zhumin Zhang, under the instruction from Mr. Lianmo Wu, transferred her remaining 80,000 shares to Ms. Chushing Cheung for a consideration of HK$1 per share. On September 20, 2009, Mr. Lianmo Wu transferred his 510,000 shares to Ms. Cheung for a consideration of HK$1 per share and on July 29, 2010, Ms. Chueng transferred 250,000 shares to Mr. Shaoping Lu for a consideration of $36 per share. On October 18, 2010, Ms. Cheung and Mr. Lu transferred 114,055 and 59,616 shares, respectively, to Power Guide Investment Limited for a consideration of $36 per share. As a result, Ms. Chueng, Mr. Lu and Power Guide Investment Limited became the only three shareholders of Fifth Season HK, holding 635,945 or about 64% of shares, 190,384 or about 19% of shares; and 173,671 or about 17% of shares, respectively.

Business Real Estates – Our indirect subsidiary, Business Real Estates, was established by Mr. Wu in Hong Kong on November 19, 2008, to serve as an investment holding company. On February 5, 2010, as part of a plan of reorganization, Fifth Season HK acquired Business Real Estates from Mr. Wu for a cash consideration equal to Business Real Estates’ registered paid-in capital of HK$1 million (approximately $128,700). Business Real Estate established Kairui Real Estate in the PRC on August 2, 2010, to engage in the investment, assignment and leasing of commercial properties, however, we are in the process of winding up Kairui Real Estate in four stages, the first of which was commenced in May, 2011. In May, we applied for approval from the Foreign Trade and Economic Cooperation (FTEC) Bureau in Hangzhou for termination of company’s business and are awaiting such approval. Once we receive FTEC approval, we will effect a mandated publication regarding the termination in a provincial newspaper that will run for 45 days. In the third stage, we will formally revoke Kairui Real Estate’s licenses, including its tax registration certificate and articles of incorporation by submitting a revocation request and a shareholder resolution to local authorities. In the final stage, we will go to the local industrial and commercial bureau to officially terminate Kairui Real Estate. The termination of Kairui Real Estate will have minimal effect on the Company since it is a company with no operation or assets.

TFS Trade – Our indirect subsidiary, TFS Trade, was established by Fifth Season HK in the PRC, on September 15, 2009, for the marketing and wholesale of goods. On December 8, 2010, Mr. Wu and Ms. Zhumin Zhang transferred all their equity interests in TFS GM, and its wholly-owned subsidiaries, Shanghai Jiadu, Jiashan TFS, Shanghai Lomo, Wuxi TFS, Liyang TFS, TFS Tengzhou Enterprise, and Zibo Jiadu, to TFS Trade, for a cash consideration equal to TFS GM’s registered paid-in capital of RMB 30 million (approximately $4.6 million).

  TFS GM, was originally established in the PRC by Mr. Lianmo Wu on August 12, 2008, with 50% of the equity interests at the time being held by Ms. Zhumin Zhang (who held equity interests on behalf of Mr. Wu). TFS GM is engaged in the investment, assignment and leasing of commercial properties.

  Shanghai Jiadu was originally established in the PRC by unrelated third parties, Shanghai Liyin Enterprise Development Co., Ltd. and Mr. Xiaodi Xing, on May 11, 2007. On July 14, 2009, TFS GM and Mr. Zhongwei Feng (who acquired the equity interest on behalf of Mr. Wu), acquired 90% and 10%, respectively, of Shanghai Jiadu from its shareholders for a cash consideration of RMB 450,000 and RMB 50,000, respectively, or an aggregate of RMB 500,000 (approximately $73,250). On December 20, 2010, as part of the reorganization, Mr. Wu transferred his 10% equity interest in Shanghai Jiadu (held by Mr. Feng) to TFS GM, for the same cash consideration of RMB 50,000 (approximately $7,325). Shanghai Jiadu is engaged in the investment, assignment and leasing of commercial properties.

  Shanghai Lomo was originally established in the PRC by an unrelated third party, Shanghai Shuangou Property Co., Ltd., on September 2, 2008. On July 30, 2009, TFS GM acquired Shanghai Lomo from its shareholder for a cash consideration of RMB 1 million (approximately $146,500). Shanghai Lomo is engaged in the investment, assignment and leasing of commercial properties.

  On November 19, 2009, TFS GM established Wuxi TFS as its wholly owned subsidiary. Wuxi TFS is engaged in the investment, assignment and leasing of commercial properties.

  On November 27, 2009, TFS GM established Liyang TFS as its wholly owned subsidiary. Liyang TFS is engaged in the investment, assignment and leasing of commercial properties.

  On August 5, 2010, TFS GM established TFS Tengzhou Enterprise as its wholly owned subsidiary. TFS Tengzhou Enterprise is engaged in the investment, assignment and leasing of commercial properties.

  Jiashan TFS was originally established in the PRC by TFS GM and Mr. Wu on September 3, 2009, with Mr. Wu holding 49% of the equity interests. On October 8, 2010, as part of reorganization, Mr. Wu transferred all his equity interest in Jiashan TFS to TFS GM for a cash consideration of RMB 20 million (approximately $3 million). Jiashan TFS is engaged in the investment, assignment and leasing of commercial properties, including hotels.

  On November 3, 2010, TFS GM established Zibo Jiadu as its wholly owned subsidiary. Zibo Jiadu is engaged in the investment, assignment and leasing of commercial properties.

  On December 17, 2010, TFS GM acquired 100% of the equity interest in Shandong TFS from Wen Yue and Yong Liu, the original shareholders, for a cash consideration of RMB 10.2 million (approximately $1.5 million). Shandong TFS was established on December 8, 2009 and is engaged in the investment, assignment and leasing of commercial properties. Shangdong TFS’ 90% majority-owned subsidiary, Zibo Lomo, was established in the PRC on April 26, 2010, and is engaged in investing, managing and leasing commercial properties..

  On March 31, 2011, pursuant to the terms of an Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Group completed its acquisition of 100% of the equity interest of Zibo Longyun Industrial and Trade Co., Ltd., or Longyun, for RMB58 million (approximately $8,846,160) in cash, which was paid in 2011. Longyun was incorporated in the PRC on August 12, 2002 and is engaged in marketing and trading of goods.

  On January 26, 2011, TFS Tengzhou Enterprise and Shandong Muxin Investment Co., Ltd., an unaffiliated company, jointly established TFS Tengzhou Real Estate, with TFS Tengzhou Enterprise holding a 51% equity interest in TFS Tengzhou Real Estate. TFS Tengzhou Real Estate is engaged in the management and development of commercial properties.
  On April 1, 2011, Shandong TFS established Binzhou TFS as its wholly owned subsidiary. Bizhou TFS is engaged in the wholesale and retail of appliances.

  On December 15, 2011, TFS GM established Suqian TFS as its wholly owned subsidiary. Suqian TFS is engaged in the investment management, assignment and leasing of sales counters and commercial properties.

TFS Technology – Our indirect subsidiary, TFS Technology, was established by Fifth Season HK in the PRC, on November 6, 2009, for the development and operation of online stores, however, as of November 2011, TFS no longer engages in the operation of online stores. We paid $5,000,000 in registered capital contribution for TFS Technology in July, 2011. Both TFS Trade and TFS Technology are wholly owned by Fifth Season HK.

Our Corporate Structure

All of our business operations are conducted through our Chinese operating subsidiaries. The chart below presents our corporate structure:

Our Industry and Principal Market

Commercial Leasing

We are involved in the commercial real estate industry in China. China’s real estate industry has expanded rapidly in recent years as a result of the growth of China’s economy, the trend toward rapid urbanization, an increasingly affluent urban population and government-mandated reforms in the real estate industry.

Commercial real estate, also known as business real estate, refers to those real estate investment goods that can generate benefits in the form of leasing or rental income as well as from property appreciation. Along with the economic recovery of China in 2009, the commercial real estate market has shown a robust trend with the sales and areas sold soaring month by month. Commencing in 2010, the Chinese Government took steps to strengthen its regulation and control over the real estate market, with the release of regulation and policies which seriously dampened the housing market. As a result, quite a few developers and investors have successively transferred their investments to less regulated commercial real estate, resulting in an uptrend in sales in the commercial real estate sector, as well as the amount of square meters being sold as compared to prior years. According to the 2010 and 2011 annual report from the National Bureau of Statistics of China, between year 2010 and 2011, the investment in office buildings increased by 40.7% and the investment in commercial facilities increased by 30.5%, as compared to 30.2% growth of the investment in residential real estate during the same period.

The more relatively developed commercial real estate markets are located in Tier 1 cities, such as Beijing, Shanghai and Shenzhen, where there is generally more robust economic development and favorable business climate. In 2009, Shanghai, Beijing, Zhejiang, Jiangsu and Guangdong ranked as the top 5 regions for investment in office buildings nationwide, with their aggregate investment amounting to 56% of the total PRC investment in such properties.

According to the National Bureau of Statistics of China, investment in both commercial and residential real estate development has experienced strong growth in recent years. We believe that China’s commercial real estate market will continue to experience strong growth and that such growth will expand to China’s Tier 2 and Tier 3 cities. We have positioned ourselves in these markets as part of our strategy to acquire properties at a low cost, to gain first mover advantage and to avoid the intense competition in Tier 1 regions.

Market for Wholesale Goods

We are also engaged in the sale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, and in online sales of general consumer products manufactured by third-parties, including small home appliances, toys, clothing, footwear, luggage and accessories. In recent years China has been become the dominant force in the supply of wholesale goods. According to 2010 annual report from the National Bureau of Statistics of China, China has a population of about 1.341 billion. The average annual disposable income of an urban resident is RMB 19,109 ($2898.82), which is well below its US counterpart. Labor resource is relatively cheap and abundant in China. With cheap labor costs at their disposal PRC companies can offer wholesale goods at very competitive prices. By working more and more with companies wanting goods for domestic and international markets, wholesalers in China have developed higher quality standards which have advantages for both the wholesalers themselves and the customers they hope to attract.

Our Competitive Strengths

We believe the following strengths allow us to compete effectively in the PRC commercial real estate market:

  We have a proven track record in the successful sale or lease of commercial properties. Since our inception in 2007, we have leased properties having an aggregate gross floor area of approximately 30,000 square meters. Our ability to cater to our customers’ preferences has been a major factor in the growth of our business. By leveraging our experience and track record, we believe that we can penetrate the real estate markets in tier two and tier three cities in China.

  We have a widely recognized brand name in an attractive coastal market. We market most of our commercial properties under the brand name “Fifth Season.” We are recognized for the quality of our commercial properties and the services we provide. By gradually building our reputation in the industry, we hope to attract more customers in the future. We believe that the quality of our real estate and the recognition of our brand name by our customers are important to our success.

  We have an experienced management team. We have an experienced management team with extensive operating experience and industry knowledge. The management team has gained a wealth of knowledge in the real estate industry after some years of practices in real estate consulting. The team has developed many close relationships with third party property owners and company tenants. The innate understanding of local real estate market and unmatched resources possessed by the team enable us to deliver good performance locally. Some of our team members have years of working experiences in the commercial real estate industry. In addition, our staff is well trained and is motivated by our incentive programs.

  We have a large number of commercial properties at premier locations for lease or for sale. We believe that our ownership or access to premium commercial properties gives us an advantage over our competitors who do not have similar properties and must acquire them prior to lease or sale. We acquire properties by both direct purchases and by the acquisition of equity interest of companies with properties, and we are well positioned as first movers in our Tier 2 and Tier 3 markets, thereby avoiding intense competition from competitors in Tier 1 markets. We believe that our low-cost strategy enables us to compete favorably in the commercial real estate market.

We believe the following strengths allow us to compete effectively in the market for the wholesale of goods:
  Experienced Professionals. We have a well-trained and professional goods sales team that is experienced in the wholesale of goods.

  Customer and Supplier Relationships. We have established and maintained close and stable relationships with some of our major customers and suppliers, some of whom have worked with us since inception. For example, our suppliers, Guangdong Guanghong International Trade Co., Ltd. and Hangzhou Yinli Lighting Co., Ltd. have had commercial arrangements with us since early 2009.

Our Growth Strategy

Commercial Leasing

Our goal is to become a leading commercial real estate developer and operator in China. We believe that China’s commercial real estate market provides us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  acquire undervalued companies with high-quality, differentiated real estate assets in the better submarkets in our core markets;

  improve the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

  acquire commercial properties in central business districts so as to improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

  selectively dispose of properties no longer considered to be core holdings primarily due to location, age, quality and overall strategic fit; and

  maintain a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

Wholesale of Goods

Our goal is to keep the wholesale of goods a profitable business and to better support other areas of our business. We are keen to pursue the following strategies to achieve our goal:

  improve the operating results of our wholesale business through developing new customers and strengthen suppliers management to enhance competitiveness by reducing purchase cost; and

  improve the operating results of our online sales through replenishing more goods and high-grade goods and cooperating with other online platforms.

  overseas partners to supply goods at a lower cost after securing new customers through local third party partners;

  seek new customers to increase sales and to reduce the reliance on key customers;

  maintain good customer and supplier relationships to ensure a sustainable business environment;

  selectively discontinue the purchase and sale of goods that are no longer considered to be profitable.

Our Services

We are engaged in the investment, assignment, and leasing of commercial properties, in the operation of department stores, and in the wholesale of goods in China. In 2009, we expanded our business to include wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs. In 2010, we began engaging in online sales of general consumer products manufactured by third-parties, but discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies.

Real Estate Activities and Services

Investing Activities – We acquire undervalued companies with commercial property leasing businesses in Tier 2 and 3 cities in China. When we have sufficient funding we sometimes also acquire newly built first-hand or second-hand commercial properties in Tier 2 and Tier 3 cities in China. We use either cash on hand or loan for effecting such acquisitions. The undervalued businesses or second hand commercial properties often have poor management or old interiors, and so we anticipate an increase in lease or rental income as well as property appreciation under our ownership of such properties. Newly built commercial properties in China generally do not include improvements such as renovations and furnishings. As a result we usually improve the interior on first-hand or second-hand properties that we acquire. When such properties are fully renovated, we will lease them to clients such as clothing retailers and supermarket chains. Currently, all of our purchased properties generate rental income. In a general investment procedure, we mainly generate lease revenue and incur acquisition and renovation costs. Approximately 57% of our properties are owned by us.

Property Management – We offer property management services to our commercial real estate clients in exchange for monthly management fees. In connection with such services, we expect that will be required to incur expense related to the hiring of staff to provide maintenance, security, and other services on such managed properties. None of our clients have taken advantage of our property management services to date and so we recorded nil management fees and related expenses for the years ended December 31, 2011 and 2010.

Property Assignment – Assignment of property is a term used to describe the sale of property in China. Under the PRC’s Property Law all land resources belong to the Chinese government, so a property owner in China only owns the building on his property and has to obtain the right to use the land on which the building is located. A residential land use right will automatically renew when the use right term expires. When the property owner in China sells the building on his property, the attached land use right is usually assigned /transferred to the new property owner and the assignment/transfer is registered with the relevant governmental agency. We may assign or transfer our commercial properties to unrelated third parties if we believe that such property is underperforming or has become overvalued. When we assign such property, we generate sales revenue and our relevant property right is transferred to the purchaser.

Commercial Leasing – We lease commercial properties, such as department stores, and karaoke lounges, to third party customers in China. We obtain rights to our leased properties by purchasing or renting them from the original holders of such rights, and then we physically revamp or renovate the interior of such properties prior to leasing them. In general practice, we pay with our own cash for the renovation costs including the cost of renovation materials and labor. We earn revenues through the receipt of monthly lease payments from our tenants, most of which are department store tenants. We also earn revenue from occasionally providing consulting services to third party property owners who wish to sell or lease commercial properties.

During the years ended December 31, 2011 and 2010, our commercial real estate activities accounted for 2.3% and 2.7% of our total revenue, respectively, and 1.7% and 2.7%, of our total cost and expenses, respectively. We intend to focus and expand our commercial real estate business in the coming years.

Wholesale of Goods

We also engaged as distributors in the wholesale of goods, such as copper, iron powder, steel, energy saving lamps, clothing and zinc slabs. Our goods are sold in large quantities to wholesale customers in China, including to Hangzhou Hengding Plastic and Wood Tools Co., Ltd., Zhejiang Jinghua Industry Co., Ltd. and Shanghai Senghong Metal Co., Ltd., who use our goods for various purposes.

In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, to wholesale and retail customers in China. We have a network of buyers and suppliers with whom we have a good relationship, and we gain new customers or suppliers primarily through referrals. Our suppliers of copper and other raw materials are companies that provide large quantities of wholesale goods primarily used as raw materials by manufactures. We source goods for our customers from suppliers of such goods and we earn revenue from the difference in the price that we pay to suppliers and the price for which we sell such goods to our customers. In the conduct of such business we independently determine and negotiate prices with our suppliers and customers and we are the primary obligor in our purchase and sales transactions. We enter into sales contracts with our customers and are ultimately responsible for providing the products ordered by our customers in accordance with such sales contracts. Our suppliers are not involved in any of our sales contracts and do not have any obligation to our customers. We bear the risk of physical loss for products ordered by our customers, as well as all the credit risk for the amounts billed to them. We enter into separate agreements with suppliers and negotiate with them on price as well as other contract terms, including on the return of unsatisfactory goods within a certain period, however, we have no general arrangement with them to return unsold goods. Although our customers have specific requirements on the quality of goods ordered, they are not involved in the selection of our suppliers. Once our customer places an order and we place an order with our supplier based on our customer requirements, we generally take title of the goods prior to shipment and we are obligated to pay for such goods, regardless of whether our customer returns unsatisfactory goods to us within such period. In some circumstances we are also required to make advance deposits with suppliers, and where products are in high demand, we sometimes place orders and pay in advance for such products, regardless of whether we have received customer orders for such items or whether payment has been collected in full from a customer. Although we are obligated to pay for goods purchased from our suppliers, we sometimes orally offer credit terms to our customers, usually one to three months, based on negotiations with our customers. We accept payment from our customers and then pay the respective suppliers and arrange for delivery directly to such customer. As a result, the copper and other raw materials that we sell do not need to be stored by us and in fiscal year 2010 and 2011, we did not incur any warehousing expense for such goods. Our procedures for the wholesale of copper and other raw materials is the same as our procedures for selling lamps, clothing and other items, except that in our wholesale of clothing (conducted through our discontinued online sales business), we sometimes stored the goods in our storage facility prior to resale.

Our contracts for the sale of goods have increased from sixteen in 2010 to seventy-five in 2011, with sales to our top three customers, Shanghai Senhong Metal Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Rongkun Trade Co., Ltd, accounting for approximately 35%, 20% and 15%, respectively, or a combined 70% of our revenues from the purchase and sale of goods, for the fiscal year ended December 31, 2011. We hope to increase the variety of our wholesale goods to include goods such as coal, while gradually building relationships with suppliers and customers. During the years ended December 31, 2011 and 2010, 97.7% and 97.2% of our revenues, respectively, and 98.3% and 97.3% of our total cost and expenses, respectively, were derived from our wholesale of goods business.

Online Sales

Prior to November 2011, we also sold general consumer products online to individual shoppers via our website http://www.d5jmall.com, operated by our subsidiary, TFS Technology, and the transaction volume was less than $20,000. Our online products included small home appliances (such as kitchenware and soybean blenders), shoes, socks, hats, suitcases, bags and toys, among others. The general consumer products were supplied by vendors of various types, which included clothing, small home appliance, kitchenware, home decoration and bedroom goods. During the years ended December 31, 2011 and 2010, revenue from our online sales only accounted for nil and 0.1% of revenues and nil and 0.08% of our expenses during the respective periods.

In November 2011, we terminated TFS Technology’s online sales business due to our inability to comply with PRC law prohibiting foreign invested companies from conducting online commercial business in China.

Supplier Relationships

The success of our wholesale business is dependent upon satisfactory and stable supplier relationships. Our primary suppliers for the year ended December 31, 2011, were Guangdong Guanghong International Trade Co., Ltd. and Guangdong Yuehe Mine Co., Ltd, which accounted for approximately 50% and 12%, respectively, of the expenses incurred by our wholesale of goods.

The loss of or disruption in supply from any one of these major suppliers may have a material adverse effect on our revenue and earnings. While we have no indication that any of our suppliers plan to discontinue selling us goods, we generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us. However, we have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of goods that we sell.

Our Customers and Marketing Efforts

Commercial Leasing

The customers of our commercial leasing business are the commercial tenants who lease our department stores, office buildings, hotels, and karaoke lounges. Our tenants include, among others, Trust-Mart, Bank of China, and Boshiwa International Holding Limited. Our top customers in 2011 were Shandong Zheshang Union Investment Co., Ltd (“Shandong Zheshang”), Trust-Mart, Boshiwa International Holding Limited, China National Gold Group Corporation, Jiangsu Tangyun Taiping Clothing Co., Ltd. and Shanghai Qunqi Gongmao Co., Ltd., however, none of these customers accounted for more than 10% of our total revenues for either period.

Our marketing campaign uses various advertising media to market our own and third-party commercial properties, including newspapers, magazines, television, radio, e-marketing, outdoor billboards, and members’ monthly mailing catalogs.

Wholesale of Goods

Our contracts for the sale of goods have increased from sixteen in 2010 to seventy-five in 2011, including to customers such as Shanghai Senhong Metal Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Rongkun Trade Co., Ltd, who accounted for approximately 35%, 20% and 15%, respectively, or a combined 70% of our revenues from the wholesale of goods, for the fiscal year ended December 31, 2011.

Little traditional advertisement is needed to market our products. We find new customers through third-party referrals and public relations campaigns. Such third parties include friends and affiliates of our employees and management. We also conduct seminars such as real estate investment seminars and business cooperation seminars to which we invite local entrepreneurs to attend, and we hand out brochures and compact discs with promotional content and exchange contact information with our attendees. A few such seminars are broadcasted on the local television news. We also host a year-end gala before the end of each Chinese Lunar New Year, which many of our clients and local entrepreneurs attend. We believe that such seminars and year-end parties serve as promotional events for us to enhance our corporate image and consolidate ties with our staff and with existing and prospective clients.

We aim to increase the variety of our wholesale goods while gradually building relationships with suppliers and customers. One of the most important categories of goods we want to add is energy goods, such as coal.

Competition

Commercial Leasing

Competition in the PRC commercial real estate market is based primarily on location and service. We compete mainly in Tier 2 and Tier 3 markets in Eastern and Northeastern China, including Jiangsu, Zhejiang, Anhui, Shandong, Shenyang, Hebei, Shanxi, Gansu and Neimenggu province.

Our primary competition comes from domestic companies such as the Wangfujing Department Store Co., Ltd. and Intime Department Store (Group) Company Ltd. Wangfujing Department Store Co., Ltd. is a domestic competitor at the national level, whereas Intime Department Store (Group) Company Ltd. that has stores concentrated in the Southeastern region of China and is a current competitor in the Tier 2 and 3 markets. Additional competition comes from large companies such as Wanda Commercial Properties Co., Ltd. and China Resources Land Co., Ltd. that are both larger than us in terms of assets and sales volume, have a longer history of operation and possess greater name recognition, assets, personnel, sales, and financial resources. Many of these competitors are now China and Hong Kong public companies.

Wholesale of Goods

Our primary competition in the wholesale of goods business comes from domestic companies such as Zhejiang Provincial Energy Group Company Limited (“Zhejiang Provincial”) and Zhejiang Jiebang Holding Group, Inc. (“Zhejiang Jiebang”). Zhejiang Provincial is a state-owned energy enterprise with RMB 10 billion (approximately, $1.52 billion) in registered capital, that mainly trades energy products, such as coal and natural gas. Zhejiang Jiebang is a local conglomerate with RMB 100 million ($15.29 million) in registered capital, that is engaged in the wholesale of goods as one of its main businesses.

Intellectual Property

We own one trademark for “第五季百货,” which means “The Fifth Season General Merchandise.” The duration of the trademark is from December 14, 2010 to December 13, 2020. The trademark is used as a marketing tool to brand some of our commercial properties, including department stores, as it is a unique and easily remembered symbol for public consumers. We rely on the PRC intellectual property, contractual restrictions and laws against unfair competition to protect our brand name and trademarks. We believe our intellectual property is important to our success.

Employees

As of December 31, 2011, we employed a total of 355 full-time employees and no part-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Management	42
Administration and Finance	102
Technicians	46
Marketing and Sales	125
Other	40
Total	355

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute 80% of the premium while employees contribute 20% on a monthly basis to meet the contribution requirement, which differs from city to city. In addition, we are required by Chinese law to cover employees in China with various types of social insurance.

Regulation

Because our primary operating subsidiaries are located in China, we are regulated by China’s national and local laws, including those outlined in more detail below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the Administrative Regulation on Environment Protection on Construction Project promulgated and implemented on November 29, 1998 by the State Council, the Law on Appraising of Impact on Environment promulgated on October 28, 2002 and implemented on September 1, 2003 by the Standing Committee of National People’s Congress, the PRC Law on the Prevention and Control of Water Pollution and its implementation rules, the PRC Law on the Prevention and Control of Air Pollution and its implementation rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

Dividend Distributions

Under applicable PRC regulations, foreign invested enterprises, or FIEs, in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Taxation

Prior to January 1, 2008, the foreign invested enterprises set up in PRC shall pay income tax according to the Foreign-invested Enterprise and Foreign Enterprise Income Tax Law of PRC against its gains from business and operation and other gains. On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Fifth Season HK is a Hong Kong company and owns 100% of our PRC subsidiaries, under the aforesaid arrangement, any dividends that our PRC subsidiaries pay may be subject to a withholding tax at the rate of 5%. However, if Fifth Season HK is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Fifth Season will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Pursuant to the Provisional Regulation on Business Tax of PRC (1993), as amended 2008, and the Implementation Rules of the Provisional Regulation on Business Tax of PRC (1993), as amended 2008, all entities and individuals providing taxable services, transferring intangible assets or selling real estate within PRC must pay business tax. The rates of business tax shall be implemented in accordance with such regulation.

The Foreign-invested Enterprises Law of PRC (“the Foreign-invested Enterprises Law”) and its Implementation Regulation

The Standing Committee of the National People’s Congress, one of the legislatures of PRC, promulgated the Foreign-invested Enterprises Law on April 12, 1986 and amended it on October 31, 2000, and the State Council approved the Implementation Regulation on the Foreign-invested Enterprises Law on October 28, 1990 and amended it on April 12, 2001. The Foreign-invested Enterprises Law and its implementation regulation provide regulations in relation to the establishment of foreign invested enterprise, form of organization and registered capital, methods of contributing investments and the time limit, use of land, taxation, foreign exchange control, termination and liquidation.

With respect to profit distribution of foreign funded enterprise, according to above mentioned laws and regulations, foreign funded enterprise shall extract the reserve fund and the worker reward and benefit fund from the after-taxed profit. The amount to be set aside for the reserve fund must not be less than 10% of the enterprise’s after-taxed profit, and could cease to retain if the amount has reached to 50% of the registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Provisions on Guiding the Orientation of Foreign Investment

The investment and establishment of Sino-foreign equity joint ventures, Sino-foreign cooperative joint ventures and wholly foreign-owned enterprises are subject to the Provisions on Guiding the Orientation of Foreign Investment promulgated by the State Council on February 11, 2002, and became effective as of April 1, 2002, and was amended in 2007. These provisions are the basis for the application of relevant policies in directing, examining and approving projects and enterprises with foreign investment. Foreign investment in PRC industries are either encouraged, permitted, restricted or prohibited. The encouraged, restricted and prohibited industry categories are listed in the Foreign Investment Industrial Guidance Catalogue, and any unlisted industry category is considered to be permitted. TFS Technology’s online-sale business, which accounted for nil and 0.1% of revenues, respectively, for the years ended December 31, 2011 and 2010, falls into the prohibited category, but our wholesale of goods and real estate operations fit within the permitted category. We have recently completed the process of terminating our online business operations. TFS Technology is now in compliance with PRC laws.

Measures for the Administration on Foreign Investment in Commercial Fields

Measures for the Administration on Foreign Investment in Commercial Fields was issued by the Ministry of Commerce of the People’s Republic of China on April 16, 2004 indicates: where a foreign company, enterprise and other economic organization or individual establishes foreign-funded commercial enterprises within the China territory and undertakes business activities, the Measures shall be observed. The competent commerce departments of the state shall make supervision over and administration on foreign investment in commercial fields and the business activities of foreign-funded commercial enterprises according to law. The Measures stipulates the requirements of a foreign-funded commercial enterprise and a foreign-funded commercial enterprise which undertaking the commission agency, wholesale, retail and franchising business activities or opening a store.

Laws and Regulations in Relation to Labor

The Labor Law promulgated by the Standing Committee of the National People Congress on July 5, 1994, implemented since January 1, 1995, and amended on August 27, 2009, has covered provisions relating to the execution of labor contracts and collective contracts, working time, rest and vacation, wages, labor safety and hygiene, special protection of female and under aged workers, career training, social insurance and benefit, labor disputes and management of labor disputes.

Pursuant to the Labor Contract Law promulgated by the Standing Committee of the National People Congress on June 29, 2007, and implemented since January 1, 2008, and Implementation Regulation of Labor Contract Law of PRC (“Implementation Regulation of Labor Contract Law”), PRC employers and employees are required to enter into a labor contract when the labor relationship is established and each of the employer and employee is required to perform its obligation according to stipulations of such labor contract, including the payment of remuneration to the employee on time and in full.

Pursuant to the Social Insurance Law promulgated by the Standing Committee of the National People Congress on December 28, 2010, to be implemented from July 1, 2011, employees are required participate in pension insurance, medical insurance, unemployment insurance, occupational injury insurance and maternity insurance. Pension insurance, medical insurance and unemployment insurance fees are required to be jointly paid by the employee and employer, while the fees for occupational injury insurance and maternity insurance are required to be paid by employer.

Pursuant to the Interim Regulation Concerning the Collection of Social Insurance Fees promulgated and implemented on January 22, 1999 by the State Council, and the Interim Measures Concerning the Administration of the Registration of Social Insurance Law promulgated and implemented on March 19, 1999 by the Ministry of Labor and Social Security of PRC (“Ministry of Labor and Social Security”), a PRC employer is required to register social insurance with the social insurance authorities, and purchase pension insurance, medical insurance and unemployment insurance together with its employees.

According to the current national standard in China, each executive officer receives basic pension and personal account pension benefits on a monthly basis after retiring. In general, men’s retiring age is 60 whereas women’s retiring age is 55. People who have their pension contribution paid for more than 15 years are eligible for the state pension scheme. Total pension received consists of basic pension and personal account pension. The formula for determining an individual’s basic pension is: Basic Pension = the average monthly salary in registered province in the previous year x (1+personal average contribution index) / 2 x years of contribution x 1%. Generally, the basic pension amounts to approximately 20% of an individual’s average monthly salary in his registered province in the previous year. The formula for determining an individual’s personal account pension is: Personal Account Pension = personal account pension savings / total months (total months are 170 if retiring age is 55 or 139 if retiring age is 60). The pension scheme varies from place to place in China depending on the average local salary and local policies and is a relatively new system compared to its U.S. counterpart. The PRC government has been working consistently to improve the system, and therefore the state pension scheme may be subject to change in the future.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, FIEs in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to possess, use, and benefit from land underlying urban land for specific purposes, including residential, industrial and commercial purposes, as evidenced by a property ownership certificate in the name of the holder. Land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have received the necessary land use right certificates for the properties described under “Properties.”

Insurance

Except for vehicle insurance, we do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business liability exposure. See “Risk Factors—Risks Related to Our Business—we have limited business insurance coverage in China.”

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Our business requires access to substantial financing. If we are not able to obtain adequate financing in a timely manner, our ability to complete existing projects and expand our business could be materially adversely affected. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Real estate market generally declines during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Our business is susceptible to fluctuations in the real estate market of China, especially in certain areas of southeastern China where our operations are concentrated, which may adversely affect our sales and results of operations.

Our business depends substantially on the conditions of the PRC real estate market which is still in a relatively early stage of development. Demand for real estate in China has grown rapidly in the recent decade but such growth is often coupled with volatility in market conditions and fluctuations in real estate prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which are beyond our control, may affect the development of the market. For example, the rapid expansion of the real estate market in major provinces and cities in China in the early 1990s, such as Shanghai, Beijing and Guangdong province, led to an oversupply in the mid-1990s and a corresponding fall in real estate values and rentals in the second half of the decade. Following a period of rising real estate prices and transaction volume in most major cities, the industry experienced a severe downturn in 2008, with transaction volume in many major cities declining by more than 40% compared to 2007.

The level of uncertainty is increased by the limited availability of accurate financial and market information and the overall low level of transparency in the PRC, especially in tier-two cities that have lagged in progress in these aspects when compared to tier-one cities. To the extent fluctuations in the real estate market adversely affect real estate transaction volumes or prices, our financial condition and results of operations may be materially and adversely affected.

Our sales will be affected if mortgage financing becomes more costly or otherwise becomes less attractive.

Substantially all purchasers of our commercial properties rely on borrowings with a certain level of mortgage to fund their purchases and our outstanding short-term borrowings have a weighted average interest rate of 14.53% . An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of our commercial properties. In 2008, the People Bank of China changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 5.94% on December 31, 2008. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

Our success relies on our ability to expand our commercial properties in the Tier 2 and Tier 3 cities.

Many of our business and operation are concentrated in Zhejiang and Shandong provinces and other surrounding areas. If we are unable to successfully acquire or lease properties in other target areas, our future growth may be limited and we may not generate adequate returns to cover our investment in other area.

If we are unable to respond to the rapid changes in our industries and changes in our customers’ requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. If our property location and our services cannot meet customers’ requirements and preferences, our operating results could be adversely affected. The nature of commercial property industries will require that we continually improve the cost-effectiveness and reliability of our commercial properties and services. Our success will depend, in part, on our ability to enhance our existing products and services and anticipate changing customer requirements by providing good quality at low cost commercial properties in promising locations.

We may not be able to maintain or improve our competitive position in the commercial property industries, and we expect this competition to continue to be intense.

China’s commercial property industries are large and established, though rapidly evolving. Our primary competition comes from domestic companies such as Wanda Commercial Properties Co., Ltd and China Resources (Group) Company Ltd. Our competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. Most of the competitors have a long history of operation and have gone public in mainland China or Hong Kong. These entities may be able to respond more quickly to changing market conditions to meet customer requirements or are otherwise superior to our properties and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in revenues from approximately from $56 million in fiscal year 2010 to $199 million in fiscal year 2011, representing a compounded growth rate of approximately 255%. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We are subject to conflicts of interest arising out of our relationships with our subsidiaries, which could result in decisions that have an adverse impact on our business and operations.

We are subject to conflicts of interest arising out of our relationships with our subsidiaries that engage in the commercial property investment or lease business. Generally, we set up a subsidiary according to where the commercial property project is located. When the board confirms a commercial property project, we set up a new subsidiary in order to sign contracts locally with the seller or lessor and to better operate the business locally. This practice results in the establishment of many subsidiaries engaging in the same business, namely the investment or lease of commercial properties. In January 2012, our Board of Directors adopted an Interested Transactions Policy and Procedures (the "Policy") to safeguard the Company and its stockholders from conflicts of interest. For details regarding the Policy, see our disclosure under the "Transactions with Related Persons - Interested Transactions Policy and Procedures" heading in this report. Under the Policy, all Interested Transactions are subject to approval or ratification in accordance with the procedures set forth in the Policy. The Board of Directors, or a committee established by the Board of Directors, must review the material facts of all Interested Transactions that require approval or ratification under the Policy and either approve or disapprove entry into the Interested Transaction. In evaluating potential investment, certain retail properties may be appropriate for acquisition by either us or one of our subsidiaries. When determining the allocation of ownership of such property among us and our subsidiaries, our Board of Directors evaluates each commercial property by considering the investment amount, available capital, geographic location and tenant concentration. In addition, when an Interested Transaction occurs between two subsidiaries, for example where one subsidiary purchases or leases property from or managed by another subsidiary, our Board of Directors determines the lease rate for such transaction based on comparable market rates in adjacent streets or nearby areas. Other costs associated with leasing, such as utility bills, are either determined based on a standardized rates governed by the local authority or the market rate. When we are interested in commercial real estate owned or managed by an affiliate, our Board of Directors will hire an independent real estate appraiser to appraise such real estate to establish the fair market value for such property to assist in the determination of a purchase price. Despite these procedures, we cannot assure you that the decisions we make in connection with such Interested Transactions will not later have a material adverse impact on our business and operations.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. However, due to the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue from our wholesale business historically has been derived from a limited number of wholesale customers. Our top three customers accounted for approximately 70%, and our top four customers accounted for 74% of our revenues in fiscal years 2011 and 2010, respectively. We do not have long term contractual arrangements or regular negotiation with these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We rely on a limited number of suppliers for our goods wholesale business and the loss of one or more of these suppliers may adversely affect our business.

The success of our wholesale business is dependent upon satisfactory and stable supplier relationships. For the years ended December 31, 2011 and 2010, we had three major suppliers that accounted for 62% and 72%, respectively, of our total purchase of goods. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us. The loss of or disruption in supply from any one of these major suppliers may have a material adverse effect on our revenue and earnings.

Furthermore, there is a risk that we may have disputes with our suppliers, including disputes regarding the quality and timeliness of goods provided by these suppliers. A failure by one or more of our suppliers to satisfy the agreed-upon contracts may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Shaoping Lu; our President Mr. Lianmo Wu, our Chief Financial Officer, Mr. Glen Shear, and our Chief Operating Officer, Mr. Xiaolei Xing. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter and could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include: variations in profit margins attributable to market conditions and changes in the general competitive and economic conditions. Period to period comparisons of our results should not be relied on as indications of future performance.

We have limited insurance coverage in China.

While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our limited ability to protect our intellectual property, and the possibility that this technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We own the trademark “第五季百货”. We rely on the PRC intellectual property and anti-unfair competition laws and contractual restrictions to protect brand name and trademarks. We believe our trademark and other intellectual property are important to our success. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Monitoring and preventing unauthorized use is difficult. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, our reputation may be harmed and our business may be adversely affected.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K and a report of our management is included under Item 9A of this Annual Report on Form 10-K. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2011. We can provide no assurance that we will comply with all of the requirements imposed thereby.

We believe that our accounting team lacks prior experience in the preparation and consolidation of financial statements in accordance with U.S. GAAP and that our internal controls over financial reporting is not effective for the fiscal year ended December 31, 2010. As such, we intend to seek out and retain additional accounting staff with more experience in the preparation and consolidation of financial statements in accordance with U.S. GAAP. In the interim, we have engaged a U.S. GAAP consultant, to supervise our book keeping and the preparation of our financial statements under U.S. GAAP commencing with the fiscal quarter ending March 31, 2011, and to assist us with the preparation of this annual report on Form 10-K for the fiscal year ended December 31, 2011. We can provide no assurance that our management will conclude that our internal controls over financial reporting are effective, or that our independent registered public accounting firm will issue a positive opinion on our internal controls over financial reporting when we are required under applicable laws.

Failure to achieve and maintain an effective internal control environment could result in our not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our stock price. In the event that we cannot remediate any identified significant deficiencies or material weaknesses in our internal controls in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

One of our PRC Subsidiaries failed to make its capital contribution per the requirements of PRC laws and regulations, this PRC Subsidiary may face the possibility of revocation of its business licenses.

The amount of registered capital of one of the PRC Subsidiaries, The Fifth Season (Zhejiang) Technology Co., Ltd., is $5,000,000 and, 15% of the registered capital, $750,000, was paid in by April 14, 2010, which is two months later than the required deadline; the amount of Kairui (Hangzhou) Commercial Property Management Co., Ltd. is $10,000,000, 15% of which is required to be paid in by November 2, 2010, but Kairui (Hangzhou) Commercial Property Management Co., Ltd has not made capital contribution yet. As The Fifth Season (Zhejiang) Technology Co., Ltd. and Kairui (Hangzhou) Commercial Property Management Co., Ltd. did not pay in the first phase registered capital in accordance with the time limit of PRC law, it may result in invalidity of the approval license of foreign-owned enterprise and revocation of business license by the administration for industry and commerce. However, TFS Technology has obtained an extension of time from the local government to make its registered capital contribution, and we have paid it in full in July, 2011, and we do not intend to pay the registered capital of Kairui Real Estate and have elected to wind up its operations instead.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our Company and business operations will be severely and your investment in our stock could be rendered worthless.

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, except for our CEO, Mr. Shaoping Lu, and our CFO, Mr. Glen Shear, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Regulation, which became effective on September 8, 2006. The M&A Regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the M&A Regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the M&A Regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The M&A Regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The M&A Regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under the M&A Regulation. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the M&A Regulation in a manner different from our understanding, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with the M&A Regulation, then we may also be subject to fines and penalties.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The disclosures in our reports and other filings with the U.S. Securities and Exchange Commission and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, all of our operations are located in China. Since all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes the board of directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item IB. Unresolved Staff Comments.

None.

ITEM 2. PROPERTIES.

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. The right to use land, or Land Use Rights, can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

Executive Office Space

Our principal executive offices are located at C-22, Shimao Plaza, 9 Fuhong Lu, Futian District, Shenzhen 518033, People’s Republic of China. We also rent 30 square meters of office space located at No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong province, from Shandong TFS, which is used as an executive office for Zibo Lomo, our indirect subsidiary. Our other subsidiaries rent the following properties for use as administrative office space:

  TFS Trade rents 30 square meters office space at Suite 510, Block 2, No. 56 Road, Economic and Technological Development Area, Hangzhou, Zhejiang;

  TFS Technology rents 50 square meters office space at Suite 17, 3rd floor, No.1 Caihe Wuan Road, Jianggan District, Hangzhou, Zhejiang;

  Kairui Real Estates rents 30 square meters office space at No. 9 Boshanqu Dajie, Boshan District, Zibo, Shandong;

  TFS GM rents 50 square meters office space at Suite 12, 3rd floor, No.1 Caihe Wuan Road, Jianggan District, Hangzhou, Zhejiang;

  Shandong TFS rents 300 square meters office space at 4th floor, No. 36 Xinjian Yi Road, Boshan District, Zibo, Shandong;

  Shanghai Jiadu rents 46.14 square meters office space at Suite 1175, No. 515, 535, 555 Huancheng Road, Songjiang District, Shanghai;

  Jiashan TFS rents 30 square meters office space at Suite 509, No. 449 Tingqiao Nan Road, Luoxing Jiedao, Jiashan County, Zhejiang;

  Shanghai Lomo rents 57.72 square meters office space at Suite 1193, No. 515, 535, 555 Huancheng Road, Songjiang District, Shanghai;

  Wuxi TFS rents 95 square meters office space at Suites 118 and 119, No. 202 Zijing Square, Nanchan Temple, Nanchang District, Wuxi, Jiangsu;

  Zibo Jiadu rents 80 square meters office space at No. 28, Beixi Wu Road, Zhangdian District, Zibo, Shandong;

  Liyang TFS rents 16.86 square meters office space at 98-5 Building, Yucai Road, Liyang, Jiangsu;

  TFS Tengzhou Enterprise rents 36 square meters office space at Suite 0821 Nanshou Xinxing Commerce Building, Pedestrian Street, Tengzhou, Shandong;

  Suqian TFS rents 350 square meters office space at Floor 6, Dong Fang Shang Sha, 20 Zhongshan Road, Suqian, Jiangsu;

  Longyun rents 4,530 square meters office space at Floor 4, 26 Xingyuan West Road, Zhangdian District, Zibo, Shandong;

  Binzhou TFS rents 100 square meters office space at the intersection between huang he er road and bo hai er shi road in Binzhou, Shandong; and

  TFS Tengzhou Real Estate rents 100 square meters officer space at Floor 3, Fifth Season Lomo Commercial Center, Buxingjienanshou, Tengzhou, Shandong.

Land Use Rights and Rental Properties

The following table provides information regarding our current Land Use Rights.

Certificate No.	Location	Mortgage	Area (m2)	Registration Time	Cease Time
Shan Guo Yong (2009) No. 00105943	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	710.833	October 27, 2009	October 21, 2040
Shan Guo Yong (2009) No. 00105944	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	981.77	October 27, 2009	October 21, 2040
Shan Guo Yong (2009) No. 00105945	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	740.54	October 27, 2009	October 21, 2040
Shan Guo Yong (2009) No. 00105946	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	991.75	October 27, 2009	October 21, 2040
Shan Guo Yong (2009) No. 00105948	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	1000.39	October 27, 2009	October 21, 2040
Shan Guo Yong (2009) No. 00105950	No. 17 Waihuan Dong Road, Weitang Town	Not Mortgaged	986.13	October 27, 2009	October 21, 2040

We also rent the following commercial properties and office spaces in China:

Location	Leasor	Area(m2)	Lease Term	Annual Rent (RMB)
1st floor to 5th floor of Xinxing Commerce Building, Tengzhou City	Tenzhou Xinxing Property Development Co., Ltd	23858.28	September 1, 2010 to August 31, 2015 for 1st floor and 2nd floor; from September 1, 2010 to August 31, 2018 for 3rd floor, 4th floor & 5th floor	(1)
A building at the Intersection between Luowan Road and Yucai Road, Liyang City, Jiangsu Province	LIyang Jinhui Property Development Co., Ltd	125000	From January 1, 2010 to December 31, 2024	(2)
3rd Floor of 2# Building and Some Suites of 4# Building, Nanchan Temple Zijin Square, Wuxi City, Jiangsu Province (3)	Wuxi Nankai Real Estate Development Co., Ltd	3728.34	From December 1, 2009 to December 31, 2013	(3)
Suite 17 3rd Floor, No. 1 Caihe Wuan Road, Jianggan District, Hangzhou, Zhejiang	Caihe Sub-district Administration	50	From August 15, 2010 to August 14, 2012	16,500
Suite 35, 2nd Floor, No. 1 Caihe Wuan Road, Jianggan District, Hangzhou, Zhejiang	Caihe Subdistrict Administration	30	From April 23, 2010 to April 22, 2011	5,000
Suite 510 Block 2, No. 5, 6th Road, Economic & Technological Development Area, Hangzhou, Zhejiang	Hangzhou Economic & Technological Development Area Branch of Industrial and Commercial Bank of China	30	From September 1, 2010 to August 31, 2011	Free
Suite 320, No. 2 Shuangling Road, Jianggan District, Hangzhou	Caihe Sub-district Administration	50	From December 1, 2010 to June 30, 2012	5,000
4th Floor, No. 36 Xinjian Yi Road, Boshan District, Zibo	Zibo Tongxinde Industrial and Trade Co., Ltd.	300	From January 1, 2010 to December 31, 2015	100,000
Suite 1175, No. 515, 535, 555 Huancheng Road, Songjiang District, Shanghai	The Fifth Season Hangzhou Department Store Investment Management Co., Ltd.	46.14	From March 22, 2010 to March 21, 2030	Free
Suite 1193, No. 515, 535, 555 Huancheng Road, Songjiang District, Shanghai	The Fifth Season Hangzhou Department Store Investment Management Co., Ltd.	57.72	From August 1, 2010 to August 1, 2012	20,000

Suite 509, No. 449 Tingqiao Nan Road, Luoxing Jiedao, Jiashan County, Zhejiang	Zhejiang Longding Holding Group Co., Ltd.	30	From August 6, 2009 to August 7, 2012	16,000
Suite 118 and 119, No. 202 Zijing Square, Nanchan Temple, Nanchang District, Wuxi, Jiangsu	Wuxi Nankai Real Estate Development Co., Ltd.	95	From October 1, 2009 to September 30, 2017	41,048
No. 9 Boshanqu Dajie, Boshan District, Zibo, Shandong	The Fifth Season Shandong Commercial Investment Co., Ltd.	30	From April 1, 2010 to April 1, 2020	5,000
No. 28, Beixi Wu Road, Zhangdian District, Zibo, Shandong	The Fifth Season Hangzhou Department Store Investment Management Co., Ltd.	80	From October 26, 2010 to October 25, 2026	8,000
Suite 0821 Nanshou Xinxing Commerce Building, Pedestrian Street, Tengzhou, Shandong	Fang Wang	36	From July 8, 2010 to July 11, 2020	11,000

____________________________________
(1) No rent is payable from September 1, 2010 to August 31, 2012. A daily sum of RMB 0.7 (approximately $ 0.1) per square meter is payable commencing in the third year of the lease through the fifth year. The rental amount will increase by 5% in the sixth year, and will increase by 5% every three years thereafter.

(2) No rent is payable from January 1, 2010 to December 31, 2010. An annual rent of RMB 3,000,000 (approximately $455,235) was payable commencing as of January 1, 2011, for the next three years, and then will increase by 5% every three years thereafter.

(3) We entered into a supplementary agreement with Wuxi Nankai Property Development Co., Ltd. on April 11, 2011, in which we reduced the rent area to 3728.34m2 and we rent the 3rd floor of 2# Building and Suites 302, 303, 304, 310, 311, 312, 314, 315, 316, 317, 318, 319, 323, 324, 325, 326, 327, 328, 329, 330, 331, 333, 334, 335, 336, 337, 338 of 4# Building of Nanchan Temple Zijin Square, Wuxi City, Jiangsu Province till December 31, 2013, and we have spent RMB 3,631,475 on the decoration of the ground floor and 2nd floor of 2# Building, which will be set off against the rental. Therefore, we do not need to pay rent to Wuxi Nankai Property Development Co., Ltd. for the supra suites herein any more.

Commercial Properties

Properties in China may be used residential, industry, commercial, military and educational purposes. All of our properties for lease are commercial properties that are mostly used for retail operations. We expect that income generated from these properties will become a significant source of our revenue in the future.

The following table provides information regarding our commercial properties and their encumbrance and occupancy status as of December 31, 2011:

No.	Property Ownership Certificate No.	Location	Suite No.	Area(m2)	Mortgaged or Otherwise Encumbered	Adequacy	Rented or not @ 12/31/2011
1	Song 2009018121	Suite 104 Huancheng Road, Songjiang District, Shanghai	104	46.2	Mortgaged	Well developed	Yes
2	Song 2009018122	Suite 105 Huancheng Road, Songjiang District, Shanghai	105	47.9	Mortgaged	Well developed	Yes
3	Song 2009018123	Suite 106 Huancheng Road, Songjiang District, Shanghai	106	56.2	Mortgaged	Well developed	Yes
4	Song 2009018124	Suite 109 Huancheng Road, Songjiang District, Shanghai	109	43.7	Mortgaged	Well developed	Yes
5	Song 2009018125	Suite 110 Huancheng Road, Songjiang District, Shanghai	110	49.9	Mortgaged	Well developed	Yes
6	Song 2009018126	Suite 111 Huancheng Road, Songjiang District, Shanghai	111	49.8	Mortgaged	Well developed	Yes
7	Song 2009018127	Suite 112 Huancheng Road, Songjiang District, Shanghai	112	80.7	Mortgaged	Well developed	Yes
8	Song 2009018128	Suite 113 Huancheng Road, Songjiang District, Shanghai	113	93	Mortgaged	Well developed	Yes
9	Song 2009018129	Suite 116 Huancheng Road, Songjiang District, Shanghai	116	37.6	Mortgaged	Well developed	Yes
10	Song 2009018130	Suite 119 Huancheng Road, Songjiang District, Shanghai	119	26.7	Mortgaged	Well developed	Yes

11	Song 2009018131	Suite 121 Huancheng Road, Songjiang District, Shanghai	121	73.2	Mortgaged	Well developed	Yes
12	Song 2009018132	Suite 122 Huancheng Road, Songjiang District, Shanghai	122	60.5	Mortgaged	Well developed	Yes
13	Song 2009018133	Suite 123 Huancheng Road, Songjiang District, Shanghai	123	42.2	Mortgaged	Well developed	Yes
14	Song 2009018134	Suite 126 Huancheng Road, Songjiang District, Shanghai	126	60.5	Mortgaged	Well developed	Yes
15	Song 2009018135	Suite 127 Huancheng Road, Songjiang District, Shanghai	127	45.8	Mortgaged	Well developed	Yes
16	Song 2009018136	Suite 147 Huancheng Road, Songjiang District, Shanghai	147	41.3	Mortgaged	Well developed	Yes
17	Song 2009018137	Suite 148 Huancheng Road, Songjiang District, Shanghai	148	40.9	Mortgaged	Well developed	Yes
18	Song 2009018138	Suite 150 Huancheng Road, Songjiang District, Shanghai	150	42.7	Mortgaged	Well developed	Yes
19	Song 2009018139	Suite 168 Huancheng Road, Songjiang District, Shanghai	168	52.9	Mortgaged	Well developed	Yes
20	Song 2009018140	Suite 169 Huancheng Road, Songjiang District, Shanghai	169	52.9	Mortgaged	Well developed	Yes
21	Song 2009018141	Suite 181 Huancheng Road, Songjiang District, Shanghai	181	44.8	Mortgaged	Well developed	Yes

22	Song 2009018102	Suite 191 Huancheng Road, Songjiang District, Shanghai	191	60.4	Mortgaged	Well developed	Yes
23	Song 2009018094	Suite 194 Huancheng Road, Songjiang District, Shanghai	194	52.1	Mortgaged	Well developed	Yes
24	Song 2009018101	Suite 195 Huancheng Road, Songjiang District, Shanghai	195	46.9	Mortgaged	Well developed	Yes
25	Song 2009042821	Suite 201 Huancheng Road, Songjiang District, Shanghai	201	2059	Mortgaged	Well developed	Yes
26	Song 2009042820	Suite 202 Huancheng Road, Songjiang District, Shanghai	202	1152	Mortgaged	Well developed	Yes
27	Song 2010012303	Suite 205 Huancheng Road, Songjiang District, Shanghai	205	1206	Mortgaged	Well developed	Yes
28	Song 2010012299	Suite 206 Huancheng Road, Songjiang District, Shanghai	206	824	Mortgaged	Well developed	Yes
29	Song 2010012300	Suite 207 Huancheng Road, Songjiang District, Shanghai	207	532	Mortgaged	Well developed	Yes
30	Song 2009044016	Suite 208 Huancheng Road, Songjiang District, Shanghai	208	781	Mortgaged	Well developed	Yes
31	Song 2010012301	Suite 209 Huancheng Road, Songjiang District, Shanghai	209	968	Mortgaged	Well developed	Yes
32	Song 2009018100	Suite 1102 Huancheng Road, Songjiang District, Shanghai	1102	48.4	Mortgaged	Well developed	Yes

33	Song 2009018099	Suite 1115 Huancheng Road, Songjiang District, Shanghai	1115	43.3	Mortgaged	Well developed	Yes
34	Song 2009018098	Suite 1116 Huancheng Road, Songjiang District, Shanghai	1116	43.3	Mortgaged	Well developed	Yes
35	Song 2009018097	Suite 1117 Huancheng Road, Songjiang District, Shanghai	1117	32.5	Mortgaged	Well developed	Yes
36	Song 2009018096	Suite 1118 Huancheng Road, Songjiang District, Shanghai1	1118	38.2	Mortgaged	Well developed	Yes
37	Song 2009018095	Suite 1119 Huancheng Road, Songjiang District, Shanghai	1119	50.9	Mortgaged	Well developed	Yes
38	Song 2009018083	Suite 1120 Huancheng Road, Songjiang District, Shanghai	1120	48.8	Mortgaged	Well developed	Yes
39	Song 2009018082	Suite 1121 Huancheng Road, Songjiang District, Shanghai	1121	48.4	Mortgaged	Well developed	Yes
40	Song 2009018081	Suite 1123 Huancheng Road, Songjiang District, Shanghai	1123	34.9	Mortgaged	Well developed	Yes
41	Song 2009018080	Suite 1138 Huancheng Road, Songjiang District, Shanghai	1138	53.7	Mortgaged	Well developed	Yes
42	Song 2009018079	Suite 1145 Huancheng Road, Songjiang District, Shanghai	1145	44.5	Mortgaged	Well developed	Yes
43	Song 2009018078	Suite 1165 Huancheng Road, Songjiang District, Shanghai	1165	41.8	Mortgaged	Well developed	Yes
44	Song 2009018077	Suite 1166 Huancheng Road, Songjiang District, Shanghai	1166	30	Mortgaged	Well developed	Yes

45	Song 2009018106	Suite 1167 Huancheng Road, Songjiang District, Shanghai	1167	29	Mortgaged	Well developed	Yes
46	Song 2009018104	Suite 1172 Huancheng Road, Songjiang District, Shanghai	1172	37.2	Mortgaged	Well developed	Yes
47	Song 2009018105	Suite 1174 Huancheng Road, Songjiang District, Shanghai	1174	45.5	Mortgaged	Well developed	Yes
48	Song 2009018103	Suite 1175 Huancheng Road, Songjiang District, Shanghai	1175	46.1	Mortgaged	Well developed	Yes
49	Song 2009018093	Suite 1176 Huancheng Road, Songjiang District, Shanghai	1176	39.8	Mortgaged	Well developed	Yes
50	Song 2009018092	Suite 1178 Huancheng Road, Songjiang District, Shanghai	1178	40.5	Mortgaged	Well developed	Yes
51	Song 2009018091	Suite 1179 Huancheng Road, Songjiang District, Shanghai	1179	39.2	Mortgaged	Well developed	Yes
52	Song 2009018090	Suite 1180 Huancheng Road, Songjiang District, Shanghai	1180	45.2	Mortgaged	Well developed	Yes
53	Song 2009018089	Suite 1181 Huancheng Road, Songjiang District, Shanghai	1181	48.6	Mortgaged	Well developed	Yes
54	Song 2009018088	Suite 1184 Huancheng Road, Songjiang District, Shanghai	1184	41.7	Mortgaged	Well developed	Yes
55	Song 2009018087	Suite 1185 Huancheng Road, Songjiang District, Shanghai	1185	37.9	Mortgaged	Well developed	Yes
56	Song 2009018086	Suite 1186 Huancheng Road, Songjiang District, Shanghai	1186	36	Mortgaged	Well developed	Yes

57	Song 2009018085	Suite 1187 Huancheng Road, Songjiang District, Shanghai	1187	39.6	Mortgaged	Well developed	Yes
58	Song 2009018084	Suite 1188 Huancheng Road, Songjiang District, Shanghai	1188	36.4	Mortgaged	Well developed	Yes
59	Song 2009018108	Suite 1189 Huancheng Road, Songjiang District, Shanghai	1189	36.7	Mortgaged	Well developed	Yes
60	Song 2009018107	Suite 1190 Huancheng Road, Songjiang District, Shanghai	1190	38.1	Mortgaged	Well developed	Yes
61	Song 2009018109	Suite 1191 Huancheng Road, Songjiang District, Shanghai	1191	38.1	Mortgaged	Well developed	Yes
62	Song 2009018110	Suite 1192 Huancheng Road, Songjiang District, Shanghai	1192	38.1	Mortgaged	Well developed	Yes
63	Song 2009018111	Suite 1193 Huancheng Road, Songjiang District, Shanghai	1193	57.7	Mortgaged	Well developed	Yes
64	Song 2009018112	Suite 1194 Huancheng Road, Songjiang District, Shanghai	1194	58.1	Mortgaged	Well developed	Yes
65	Song 2009018113	Suite 1195 Huancheng Road, Songjiang District, Shanghai	1195	47.9	Mortgaged	Well developed	Yes
66	Song 2009018114	Suite 1196 Huancheng Road, Songjiang District, Shanghai	1196	46.2	Mortgaged	Well developed	Yes
67	Song 2009018116	Suite 1197 Huancheng Road, Songjiang District, Shanghai	1197	46.1	Mortgaged	Well developed	Yes
68	Song 2009018115	Suite 1198 Huancheng Road, Songjiang District, Shanghai	1198	46.2	Mortgaged	Well developed	Yes
69	Song 2009018117	Suite 1199 Huancheng Road, Songjiang District, Shanghai	1199	47	Mortgaged	Well developed	Yes

70	Song 2009018118	Suite 1200 Huancheng Road, Songjiang District, Shanghai	1200	43.9	Mortgaged	Well developed	Yes
71	Song 2009018119	Suite 1201 Huancheng Road, Songjiang District, Shanghai	1201	40.2	Mortgaged	Well developed	Yes
72	Song 2009018120	Suite 1202 Huancheng Road, Songjiang District, Shanghai	1202	38.6	Mortgaged	Well developed	Yes
73	Song 2011009666	Suite 203 Huancheng Road, Songjiang District, Shanghai	203	717.06	Mortgaged	Well developed	Yes
74	Song 2011009664	Suite 204 Huancheng Road, Songjiang District, Shanghai	204	449.17	Mortgaged	Well developed	Yes
75	Song 2011009667	Suite 301 Huancheng Road, Songjiang District, Shanghai	301	1947.05	Mortgaged	Well developed	Yes
76	Song 2011009669	Suite 302 Huancheng Road, Songjiang District, Shanghai	302	1823.04	Mortgaged	Well developed	Yes
77	Song 2011009668	Suite 303 Huancheng Road, Songjiang District, Shanghai	303	538.78	Mortgaged	Well developed	Yes
78	Song 2011009661	Suite 304 Huancheng Road, Songjiang District, Shanghai	304	739.44	Mortgaged	Well developed	Yes
79	Song 2011009663	Suite 305 Huancheng Road, Songjiang District, Shanghai	305	851.46	Mortgaged	Well developed	Yes
80	Song 2011009662	Suite 306 Huancheng Road, Songjiang District, Shanghai	306	158.66	Mortgaged	Well developed	Yes
81	Song 2011009665	Suite 307 Huancheng Road, Songjiang District, Shanghai	307	235.18	Mortgaged	Well developed	Yes
82	Jiashan County Fangquanzheng Shan Zi No. S0050327	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang		1151.55	Mortgaged	In the progress of decoration	Held for hotel operation

83	Jiashan County Fangquanzheng Shan Zi No. S0050332	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1590.46	Mortgaged	In the progress of decoration	Held for hotel operation
84	Jiashan County Fangquanzheng Shan Zi No. S0050328	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1199.68	Mortgaged	In the progress of decoration	Held for hotel operation
85	Jiashan County Fangquanzheng Shan Zi No. S0050331	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1603.63	Mortgaged	In the progress of decoration	Held for hotel operation
86	Jiashan County Fangquanzheng Shan Zi No. S0050330	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1597.53	Mortgaged	In the progress of decoration	Held for hotel operation
87	Jiashan County Fangquanzheng Shan Zi No. S0050329	No. 17 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1620.63	Mortgaged	In the progress of decoration	Held for hotel operation
88	Jiashan County Fangquanzheng Shan Zi No. S0050326	No. 45 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	1632.76	Mortgaged	Well developed	Yes
89	Jiashan County Fangquanzheng Shan Zi No. S0050324	2nd Floor, No. 45 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	2320.97	Mortgaged	Well developed	Yes
90	Jiashan County Fangquanzheng Shan Zi No. S0050323	3rd Floor, No. 45 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	2382.11	Mortgaged	Well developed	Yes
91	Jiashan County Fangquanzheng Shan Zi No. S0050325	No. 51-55 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang	188.61	Mortgaged	Well developed	Yes

92	Jiashan County Fangquanzhe ng Shan Zi No. S0050322	No. 57-59 Waihuan Dong Road, Weitang Town, Jiashan County, Zhejiang		125.74	Mortgaged	Well developed	Yes
93	Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05- 1015963	Business Building, No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong Province	Ground Floor	7754.72	Not Mortgaged	Well developed	Yes
94	Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05- 1022076	Business Building, No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong Province	2nd Floor	7754.71	Not Mortgaged	Not yet decorated	Yes
95	Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05- 1012425	Business Building, No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong Province	5th & 6th Floor	9418.51	Mortgaged	Well developed	Yes
96	Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05- 1016716	Business Building, No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong Province	4th Floor	7754.71	Not Mortgaged	Not yet decorated	Yes
97	Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05- 1019582	Business Building, No. 9 Chengdong Banshichu Street, Boshan District, Zibo City, Shandong Province	3rd Floor	7754.71	Not Mortgaged	Not yet decorated	Yes

____________________________
* Suites 104, 105, 106, 109, 110, 111, 112, 113, 116, 119, 121, 122, 123, 126, 127, 147, 148, 150, 168, 169, 181, 191, 194, 195, 1102, 1115, 1116, 1117, 1118, 1119, 1120, 1121, 1123, 1138, 1145, 1165, 1166, 1167, 1172, 1174, 1175, 1176, 1178, 1179, 1180, 1181, 1184, 1185, 1186, 1187, 1188, 1189, 1190, 1191, 1192, 1193, 1194, 1195, 1196, 1197, 1198, 1199, 1200, 1201, 1202 were mortgaged to Qiushi Subranch, Hangzhou Branch of Shanghai Pudong Development Bank from May 4, 2011 to May 3, 2012. Suites 201, 202, 205, 206, 207, 208, 209 were mortgaged to Hangzhou Yuhang Subranch of China CITIC Bank from April 15, 2011 to April 13, 2012. Suites 203, 204 were mortgaged to Sungeng Ye from September 5, 2011 to September 4, 2012. Suites 301, 302, 303, 304, 305, 306, 307 were mortgaged to Hangzhou Branch of China Minsheng Bank from January 19, 2012 to July 19, 2012.

Jiashan County Fangquanzheng Shan Zi No. S0050327, S0050332, S0050328, S0050331, S0050330, S0050329, S0050326, S0050324, S0050323, S0050325, S0050322 were mortgaged to Shanghai Branch of Ningbo Bank from March 30, 2012 to June 30, 2012.

Zi Bo Shi Fang Quan Zheng Bo Shan Qu Zi No. 05-1012425 was mortgaged to Shandong Boshan Subranch of China Construction Bank from April 19, 2011 to April 18, 2012.

Although Article 199 of the Real Right Law of People’s Republic of China allows more than one mortgage on the same real estate property, in general practice, banks in China usually approve only one mortgage on any one piece of property in order to manage risk.

The following chart shows the location and general character of all materially important real properties now held or intended to be acquired by or leased to us or our subsidiaries, including the information as to the present or proposed use of such properties and their suitability and adequacy for such use.

The Fifth Season Department Store in Tengzhou, the Fifth Season Lomo Department Store in Zibo, the Fifth Season Department Store in Liyang, the Fifth Season Department Store in Wuxi, the Fifth Season Lomo Department Store in Shanghai, Suqian Department Store, and Binzhou Department Store are leased to department stores. The Lijingmingzuo Hotel and Karaoke Lounge in Jiashan is leased to a hotel and entertainment club. None of our properties are covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as noted below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

We are a defendant in a lawsuit filed by a former lessor for alleged breach of contract. The plaintiff, Liyang Jinghui Property Development Company filed a claim on October 20, 2011 with Changzhou Intermediate People’s Court, alleges that we failed to pay rent for leased property in accordance with the terms of a fifteen year lease agreement, dated July 29, 2009, between us and the plaintiff, and that we subleased the property without the plaintiff’s approval. The plaintiff is asking for actual and punitive damages totaling approximately $1 million. The hearing date is not scheduled.

We believe that the lawsuit is completely without merit and intend to vigorously defend our position. We do not believe the outcome of this lawsuit will have a material adverse effect on our business and operations. However, we are unable at this time to predict the outcome of this litigation or whether we will incur any liability associated with the litigation, or to estimate the effect such outcome would have on our financial condition, results of operations, or cash flows.

ITEM 4. (REMOVER AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “DYER” on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority. The CUSIP number is 268128105.

The prices below prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$4.89	$2.11
2nd Quarter	4.99	2.20
3rd Quarter	2.50	0.465
4th Quarter	1.01	1.01

Year Ended December 31, 2010
1st Quarter	.004	.004
2nd Quarter	.01	.01
3rd Quarter	.195	.008
4th Quarter	5.39	.05

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of April 13, 2012 there were approximately 258 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent sales of unregistered securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are engaged in the investment, assignment, and leasing of commercial properties, in the operation of department stores, and in the wholesale of goods in China. In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, and in 2010, we began engaging in online sales of general consumer products manufactured by third-parties, we discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies.

As at December 31, 2011, we invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years.

In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, to wholesale and retail customers in China. We have a network of buyers and suppliers with whom we have a good relationship, and we gain new customers or suppliers primarily through referrals. Our suppliers of copper and other raw materials are companies that provide large quantities of wholesale goods primarily used as raw materials by manufactures. We source goods for our customers from suppliers of such goods and we earn revenue from the difference in the price that we pay to suppliers and the price for which we sell such goods to our customers. In the conduct of such business we independently determine and negotiate prices with our suppliers and customers and we are the primary obligor in our purchase and sales transactions. We enter into sales contracts with our customers and are ultimately responsible for providing the products ordered by our customers in accordance with such sales contracts. Our suppliers are not involved in any of our sales contracts and do not have any obligation to our customers. We bear the risk of physical loss for products ordered by our customers, as well as all the credit risk for the amounts billed to them. We enter into separate agreements with suppliers and negotiate with them on price as well as other contract terms, including on the return of unsatisfactory goods within a certain period, however, we have no general arrangement with them to return unsold goods. Although our customers have specific requirements on the quality of goods ordered, they are not involved in the selection of our suppliers. Once our customer places an order and we place an order with our supplier based on our customer requirements, we generally take title of the goods prior to shipment and we are obligated to pay for such goods, regardless of whether our customer returns unsatisfactory goods to us within such period. In some circumstances we are also required to make advance deposits with suppliers, and where products are in high demand, we sometimes place orders and pay in advance for such products, regardless of whether we have received customer orders for such items or whether payment has been collected in full from a customer. Although we are obligated to pay for goods purchased from our suppliers, we sometimes orally offer credit terms to our customers, usually one to three months, based on negotiations with our customers. We accept payment from our customers and then pay the respective suppliers and arrange for delivery directly to such customer. As a result, the copper and other raw materials that we sell do not need to be stored by us and in fiscal years 2010 and 2011, we did not incur any warehousing expense for such goods. Our procedures for the wholesale of copper and other raw materials is the same as our procedures for selling lamps, clothing and other items, except that in our wholesale of clothing (conducted through our discontinued online sales business), we sometimes stored the goods in our storage facility prior to resale.

Prior to November 2011, we also engaged in online sales of general consumer products manufactured by third-parties, including small home appliances (such as kitchenware and soybean blenders), toys, clothing, footwear, luggage and accessories, however, we discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies. Our suppliers of small home appliances and other finished products were generally small manufacturers or assemblers of finished goods for sale to wholesalers and retailers. We entered into installment purchase agreements with such suppliers of finished products and took delivery and stored a portion of such products in a leased 600-square-meter storage facility located in Hangzhou, China, to store small home appliances. Once we identified a buyer for the products, we accepted payment from the buyer and either delivered the products from our storage facility or arranged for delivery directly to the buyer. During fiscal year 2010 and 2011 we did not incur any expense for the storage of these finished products. Now that our online business has been discontinued, we do not expect to continue using this storage facility.

Our contracts for the sale of goods have increased from sixteen in 2010 to seventy-five in 2011, including to customers such as Shanghai Senhong Metal Co., Ltd., Shanghai Tongli Metal Co., Ltd., and Shanghai Rongkun Trade Co., Ltd, who accounted for approximately 35%, 20% and 15%, respectively, or a combined 70% of our revenues from the wholesale of goods, for the fiscal year ended December 31, 2011. During the year ended December 31, 2011 and 2010, 97.7% and 97.3% of our revenues were derived from our wholesale of goods, and revenue from our online sales accounted for nil and 0.1% of revenues during the respective periods.

Our revenues increased from $56 million in fiscal year 2010 to $199 million in fiscal year 2011, representing a compounded growth rate of approximately 255%, and our net income decreased to $0.08 million in fiscal year 2011, as compared to a net income of $9 million in fiscal year 2010. The decrease was mainly due to our incurrence of $10 million in interest expense during the 2011 fiscal year, as compared to $0.5 million in fiscal year 2010. The increase in our interest expense is a result of our use of more credit facilities to fulfill our exclusive sales agency agreement with Zibo Mintai Property Development Co., Ltd (as disclosed in Note 9 of Item 8), to acquire Zibo Longyun Industrial and Trade Co., Ltd (as disclosed in Note 6 of Item 8), to purchase commercial properties in Jiashan and to expand our trade business.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors.

Growth in the Chinese Economy

We operate in China and derive all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations. According to data from the National Bureau of Statistics (http://www.stats.gov.cn/tjgb/), China has experienced significant economic growth, achieving a compound annual growth rate of more than 8% in gross domestic product from 1996 through 2010. China is expected to experience continued growth in many areas of investment and consumption according to the previous trend. However, if the global economic recession was to become more protracted, China’s growth might be somewhat more modest, since China has not been entirely immune to the global economic slowdown, such as the 2008 global financial turmoil, and has experienced a slowing in its growth rate in 2008 and beyond.

Rental Occupancy and Rates

The key components affecting our rental and other revenues are average occupancy, rental rates, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions and dispositions directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired or sold. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. Our average occupancy is slightly higher in 2011 as compared to 2010.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The average rental rate per square meter on second generation renewal and re-let leases signed in our wholly owned properties compared to the rent under the previous leases (based on straight line rental rates) was slightly higher in 2011 as compared to 2010.

Taxation

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Our subsidiaries in Hong Kong are subject to Profits Tax of 16.5% . However, no provision for Hong Kong Profits Tax has been made as our Hong Kong subsidiaries have no taxable income.

Under the EIT Law, our PRC subsidiaries are subject to an earned income tax of 25.0% . See “Description of Business—PRC Government Regulations—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries.

Business Segments

Our operations are mainly classified into two principal reportable segments that provide different products or services: our commercial real estate operations and our wholesale of goods. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

The commercial real estate segment is comprised of our original core operations: the leasing of commercial properties. As at December 31, 2011, we invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years. The nine subsidiaries that make up this segment are similar in the market they serve. This segment is structured with branch management reporting through a regional management level to our chief operating officer, Mr. Xiaolei Xing.

In 2009, we expanded our business to include the wholesale of goods, such as copper, steel, energy saving lamps, clothing and zinc slabs, to wholesale and retail customers in China. We have a network of buyers and suppliers with whom we have a good relationship, and we gain new customers or suppliers primarily through referrals. Our suppliers of copper and other raw materials are companies that provide large quantities of wholesale goods primarily used as raw materials by manufactures. We source goods for our customers from suppliers of such goods and we earn revenue from the difference in the price that we pay to suppliers and the price for which we sell such goods to our customers. In the conduct of such business we independently determine and negotiate prices with our suppliers and customers and we are the primary obligor in our purchase and sales transactions. We enter into sales contracts with our customers and are ultimately responsible for providing the products ordered by our customers in accordance with such sales contracts. Our suppliers are not involved in any of our sales contracts and do not have any obligation to our customers. We bear the risk of physical loss for products ordered by our customers, as well as all the credit risk for the amounts billed to them. We enter into separate agreements with suppliers and negotiate with them on price as well as other contract terms, including on the return of unsatisfactory goods within a certain period, however, we have no general arrangement with them to return unsold goods. Although our customers have specific requirements on the quality of goods ordered, they are not involved in the selection of our suppliers. Once our customer places an order and we place an order with our supplier based on our customer requirements, we generally take title of the goods prior to shipment and we are obligated to pay for such goods, regardless of whether our customer returns unsatisfactory goods to us within such period. In some circumstances we are also required to make advance deposits with suppliers, and where products are in high demand, we sometimes place orders and pay in advance for such products, regardless of whether we have received customer orders for such items or whether payment has been collected in full from a customer. Although we are obligated to pay for goods purchased from our suppliers, we sometimes orally offer credit terms to our customers, usually one to three months, based on negotiations with our customers. We accept payment from our customers and then pay the respective suppliers and arrange for delivery directly to such customer. As a result, the copper and other raw materials that we sell do not need to be stored by us and in fiscal years 2010 and 2011, we did not incur any warehousing expense for such goods. Our procedures for the wholesale of copper and other raw materials is the same as our procedures for selling lamps, clothing and other items, except that in our wholesale of clothing (conducted through our discontinued online sales business), we sometimes stored the goods in our storage facility prior to resale.

Prior to November 2011, we also engaged in online sales of general consumer products manufactured by third-parties, including small home appliances (such as kitchenware and soybean blenders), toys, clothing, footwear, luggage and accessories, however, we discontinued this business in November 2011 in order to comply with PRC government prohibitions of engagement in such activity by foreign invested companies. Our suppliers of small home appliances and other finished products were generally small manufacturers or assemblers of finished goods for sale to wholesalers and retailers. We entered into installment purchase agreements with such suppliers of finished products and took delivery and stored a portion of such products in a leased 600-square-meter storage facility located in Hangzhou, China, to store small home appliances. Once we identified a buyer for the products, we accepted payment from the buyer and either delivered the products from our storage facility or arranged for delivery directly to the buyer. Now that our online business has been discontinued, we do not expect to continue using this storage facility. For our wholesale segment, a general manager is responsible for sales and operation and reports to Mr. Xing.

Accounting policies of the segments are described below in "Critical Accounting Policies—Revenue Recognition." Performance is measured by various factors such as segment revenue and segment profit. All corporate expenses and income tax expenses are allocated to the segments.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Years ended December 31,
	2011		2010
		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue
Sales from trading	$194,094,360	97.7%	54,422,415	97.2%
Rental and other revenues	4,632,751	2.3%	1,547,351	2.8%

Total revenue	198,727,111	100.0%	55,969,766	100%

Cost of goods sold	191,890,350	96.6%	53,393,093	95.4%
Expenses applicable to rental and other revenue	3,389,133	1.7%	1,489,515	2.7%
Gross profit	3,447,628	1.7%	1,087,158	1.9%

Selling expenses	1,341,184	0.7%	241,534	0.4%
General and administrative expenses	5,191,953	2.6%	2,096,341	3.7%
Interest income	4,622,423	2.3%	2,618	0.0%
Interest expenses	10,266,076	5.2%	550,013	1.0%
Gain on business combination	7,116,499	3.6%	10,715,634	19.1%
Non-operating income	11,350	0.0%	9,885	0.0%
Non-operating expense	11,825	0.0%	52,162	0.1%
Income (loss) before income taxtaxes	(1,613,138)	-0.8%	8,875,245	15.9%
Income tax benefits	1,629,644	0.8%	460,098	0.8%
Net income (loss) from continuingoperations	16,506	0.0%	9,335,343	16.7%
Discontinued operations
Income (loss) from operations of the discontinued com-ponent, including gain/loss on the disposal of Nil	178,967	0.1%	(382,139)	0.7%
Income tax (expense) / benefit	(107,147)	-0.1%	95,535	0.2%
Net gain/(loss) on discontinued operation	71,820	0.0%	(286,604)	0.5%
Income/(loss) before extraordinary items	88,326	0.0%	9,048,739	16.2%
Less: net loss attributable to the non- controlling interest	(43,865)	0.0%
Net income (loss) attributable to the Fifth Season’s common stockholders	$132,191	0.1%	9,048,739	16.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total revenue. We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the year ended December 31, 2011, approximately 2.3% and 97.7% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 2.8% and 97.2%, respectively, for the year ended December 31, 2010. Our total revenue increased from approximately $56 million in fiscal year 2010, to approximately $199 million in fiscal year 2011 representing a compounded growth rate of approximately 255%.

Revenue from our real estate operations segment increased by 199%, to $4.6 million in 2011, from $1.5 million in 2010. The increase was primarily due to increase in revenues from the increasing occupancy rate of Shanghai Jiadu; contribution from Wuxi TFS which started its business in late 2010, from Longyun which was acquired in March 2011, and from TFS Bingzhou which started its business in April 2011.

  Investing Activities – We acquire and renovate undervalued companies with commercial property leasing businesses in Tier 2 and 3 cities in China. When such properties are fully renovated, we generate rental income through leasing them to clients such as clothing retailers and supermarket chains. In a general investment procedure, we mainly generate lease revenue and incur acquisition and renovation costs. We recorded a gain on business combination of $7.1 million in 2011, as compared to $10.7 million in 2010.

  Property Management – None of our clients have taken advantage of our property management services to date and so we recorded nil management fees and related expenses for the years ended December 31, 2011 and 2010.

  Property Assignment – We may assign or transfer our commercial properties to unrelated third parties if we believe that such property is underperforming or has become overvalued. When we assign such property, we generate sales revenue and our relevant property right is transferred to the purchaser. No revenue applicable to property assignment was recognized for the years ended December 31, 2011 and 2010, because no commercial property was sold during the period.

  Commercial Leasing – We lease commercial properties, such as department stores, and karaoke lounges, to third party customers in China. We earn revenues through the receipt of monthly lease payments from our tenants, most of which are department store tenants. We also earn revenue from occasionally providing consulting services to third party property owners who wish to sell or lease commercial properties. Revenue from commercial leasing increased by 199%, to $4.6 million in 2011, from $1.5 million in 2010. The increase was primarily due to increase in revenues from the increasing occupancy rate of Shanghai Jiadu; contribution from Wuxi TFS which started its business in late 2010, from Longyun which was acquired in March 2011, and from TFS Bingzhou which started its business in April 2011.

Revenue from our wholesale segment, increased by 257% to $194 million in 2011, from $54.4 million in 2010. Sales of copper, zinc, iron ore and lamps accounted for 99.9% of our 2011 segment revenue. Sales of copper, steel and lamps accounted for 94% of our 2010 segment revenue. The increase in the revenue was mainly due to the increase in the sales volume, which was primarily due to an increase in sales orders from Shanghai Senhong and Shanghai Tongli as we became their major supplier in 2011. In addition, we achieved orders from new customers. We expect this trend to continue during 2012 resulting from management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance competitiveness.

Total cost of revenue. Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $195.3 million, or 98.3% of total revenue, for the year ended December 31, 2011, as compared to $54.9 million, or 98.1% of total revenue, for the year ended December 31, 2010.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. Expenses applicable to our real estate operation segment increased by 128% to $3.4 million in 2011, from $1.5 million in 2010. The increase was primarily due to the increase in depreciation expense, rental expense and other related cost resulting from our recent business acquisition activity and the full year contribution of our subsidiaries established in late 2010.

  Investing Activities – On March 31, 2011, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Group completed its acquisition of 100% of the equity interest of Longyun (the “Acquisition”). The total consideration was RMB58 million, approximately $8,846,160 in cash, which was paid in 2011.

  Property Management – None of our clients have taken advantage of our property management services to date and so we recorded nil expenses for the years ended December 31, 2011 and2010.

  Property Assignment – There are no expenses related to our property assignment activities for the years ended December 31, 2011 and 2010.

  Commercial Leasing – Expenses applicable to commercial leasing increased by 128% to $3.4 million in 2011, from $1.5 million in 2010. The increase was primarily due to the expansion of our leasing business.

Cost of goods sold for our wholesale segment includes the cost of purchase of goods and freight costs. Cost of goods sold increased by 259% to $191.9 million in 2011, from $53.4 million in 2010. Such increase was generally in line with the increase in sales from our wholesale segment.

Gross profit and gross margin. Our gross profit increased by 217% to $3.4 million in 2011, from $1.1 million in 2010, due to the expansion of our business. Gross profit as a percentage of total revenue (gross margin) was 1.7% and 1.9% for the years ended December 31, 2011 and 2010, respectively. Such decrease was primarily due to the decrease in the gross profit margin of our wholesale segment from 1.8% of 2010 to 1.1% of 2011, which resulted from our strategy to expand our market share by lowering our selling price in the competition.

In our real estate operation segment we enjoyed a gross profit of $1.2 million in 2011, a 2050% increase, as compared to $0.06 million in 2010. Such change was primarily due to the establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income.

Gross profit from our wholesale segment increased by 120% to $2.2 million in 2011, from $1 million in 2010, due to the combined effect of the increase in the sales volume and decrease in the gross profit margin of this segment.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Selling expenses increased by 455% to $1.3 million in 2011, from $0.2 million in 2010, primarily due to an increase in staff costs and advertising expense caused by the development of our business.

General and administrative expenses. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. General and administrative expenses increased by 147% to $5.2 million in 2011, from $2.1 million in 2010. The increase was primarily due to an increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of recent completed acquisitions and the establishment of subsidiary companies in late 2010.

Loss from operations. Our loss from operations was $3.1 million in 2011, compared to $1.3 million in 2010, an increase of $1.7 million, or 147%. Loss from operations from our real estate operation segment was $3.2 million in 2011, compared to $1.5 million in 2010, an increase of 113%. Income from operations from our wholesale segment was $0.2 million in 2011, compared to $0.2 million in 2010.

Interest income. Interest income increased by $4.6 million to $4.6 million in 2011, from $2,618 in 2010. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. This quarter, we entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. In 2011, we received approximately $5 million in cash from this company. We recognized approximately $4.4 million in interest income based on an accrual basis and about $0.2 million in business tax, the rest of the amount was recorded as advance from customers.

Interest expense. Interest expense increased by 1767% to $10.3 million in 2011, from $550,013 in 2010, primarily due to more borrowings and loans during the 2011

Gain on business combination. Gain on business combination of $7.1 million during 2011 resulted from the acquisition of Longyun during the first quarter in 2011

Income tax benefit. We recognized income tax benefits of $1.6 million and $0.5 million in the years ended December 31, 2011 and 2010, due to the combined effect of recognition of deferred tax assets and liabilities.

Net income (loss) from continuing operations. As a result of the foregoing factors, we had a net income from continuing operations of $0.02 million in 2011, as compared to a net income of $9.3 million in 2010.

Net income (loss) on discontinued operation. We executed the liquidation plan over Liyang TFS in the third quarter, hence we ceased lease business of Liyang TFS and we recorded a net income on discontinued operation of $0.07 million in 2011.

Net Income (loss) attributable to the Fifth Season’s common stockholders. In 2011, we generated a net income attributable to the Fifth Season’s common stockholders of $0.1 million, a decrease of $8.9 million from a net income attributable to the Fifth Season’s common stockholders of $9 million in 2010, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $0.3 million and we had a working capital deficit of approximately $32 million. We used approximately $66 million in cash for our operating activities in the year ended December 31, 2011. We believe that these factors raise substantial doubt about its ability to continue as a going concern. Based on future projections of the our profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, and the anticipated our ability to obtain continued financing or related parties’ loan to finance its continuing operations, we have prepared the consolidated financial statements on a going concern basis.

Our short-term liquidity requirements primarily consists of operating expenses, interest on our debt, business acquisitions and capital expenditures, including tenant improvement costs. Our long-term liquidity uses generally consists of the retirement or refinancing of debt upon maturity, funding of existing and new property improvement projects and funding of purchase of commercial properties.

As of December 31, 2011, our operating lease commitment and capital commitment, which will be paid during 2012, were $1.2 million and $ 10.8 million, respectively. We have also budgeted approximately $10 million for our future business acquisitions. We expect that our future capital expenditures will continue to involve the acquisition of more properties and upgrade of our existing properties to enhance our competiveness in the rental market and that such expenditure will expand our business and bring us extra cash flow within the next year. Based on the fore mentioned matters, we have budgeted approximately $22 million to sustain our operations for the next twelve-month period.

Currently, available working capital and borrowings from different financing sources are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include our operating activities, which we expect to be our principal source of funds in the future.

We expect to meet our liquidity needs through a combination of:

  cash flow from operating activities;

  new borrowings and credit facilities to be obtained;

  revolving of existing borrowings

  the issuance of equity securities by the Group; and

  the disposition of non-core assets.

We expect to obtain more cash flow from operation activities with increasing occupancy rate of our commercial properties and the expiration of lease holiday. In addition, we expect to enjoy a commission income up to RMB150 million (approximately $23 million), benefiting from our exclusive agent services provided on the Mintai Project. We expect to complete the sales within one year, and will collect the remaining prepaid deposit of RMB178 million (approximately $28 million) upon completion of sales.

We have renewed the existing entrusted loan amounting to $47.6 million. We believe that existing unmortgaged commercial properties and the properties to be acquired in the future will enhance our ability to obtain continue finance from lenders. We expect to obtain credit facilities from banks, by pledging the existing unmortgaged properties, up to $80 million in 2012, and expect no difficulties to revolve credit facilities or borrowings when necessary based on our good relationship with the lenders.

Except for the short-term loan from China Construction Bank, we are currently in compliance with the covenants and other requirements with respect to our outstanding debt. We have received an exemption for our non-compliance from China Construction Bank as discussed in more detail under “Financing Activities – Loans” below.

We believe that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings, will be adequate to meet presently anticipated cash needs for at least the next 12 months and we have prepared the consolidated financial statements on a going concern basis.

Except for the cash flows from operating activities and continued finance from banks and stockholders, we expect to meet our long-term liquidity needs through the proceeds from issuance of equity securities. We may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations.

Though there are restrictions on the convertibility of the RMB for capital account transactions, which principally includes investments and loans, we generally follow the regulations and apply to obtain the approval of SAFE and other relevant PRC governmental authorities. Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory reserve fund until the amounts in said fund reaches 50% of their registered capital. The reserve that each of our PRC subsidiaries provided is to make provision for loss or transfer to capital. As of December 31, 2011, the accumulated statutory reserve fund of these subsidiaries was $3,992. Our PRC subsidiaries will be required to allocate 10% of our future net income, after deducting accumulated deficit, to a maximum reserve of RMB228.5 million (approximately $33.5 million), representing 50% of the total registered capital of our PRC subsidiaries amounting to RMB457 million (approximately $67 million) as of December 31, 2011. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends, which affects the nature of retained earnings: the part of retained earnings allocated to statutory reserve funds is treated as appropriated retained earnings, and the remaining part is unappropriated retained earnings. Our statutory reserve does not limit our ability to use cash from operations to fund our business, but affects the nature of retained earnings only. Allocations to statutory reserve are not transferrable as cash dividends.

As investment holding companies, our off-shore subsidiaries, including Fifth Season HK and Business Real Estates, do not have material cash obligations to third parties. Therefore, the restriction does not impact the liquidity of the companies.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding property purchase activity and making opportunistic business acquisitions. We are currently in compliance with the covenants and other requirements with respect to our outstanding debt. There is no specific terms relating to financial ratios in our loan contracts signed up to December 31, 2011.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs but we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months, which we expect to amount to approximately $22 million. To satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(66,479,048)	$(7,090,093)
Net cash used in investing activities	(24,739,638)	(14,798,202)
Net cash provided by financing activities	91,298,205	21,873,511
Effect of exchange rate changes on cash balance	1,478	7,560
Net increase (decrease) in cash and cash equivalents	80,997	(7,224)
Cash and cash equivalents at beginning of the year	227,664	234,888
Cash and cash equivalents at end of the year	$308,661	$227,664

Operating Activities

Net cash used in operating activities was $66 million for the year ended December 31, 2011, as compared to $7.1 million for the year ended December 31, 2010, which was primarily due to the net payment of deposit of $26 million for our exclusive agent services on the Mintai Project in 2011 and the net effect of $33 million from the increase of receivables, advance and prepayments balances, partly offset by the increase of accounts payable balance resulting from our expanding trade business in 2011.

Investing Activities

Net cash used in investing activities was $24.7 million for the year ended December 31, 2011, as compared to $14.8 million for the year ended December 31, 2010. The increase was primarily due to higher property purchasing activity, partly offset by higher loan repayment received from related parties and higher business acquisitions in 2011. The progress payment for acquisition of properties in Shanghai and Jiashan was approximately $19.4 million in 2011 and approximately $11.6 million in 2010 respectively, which resulted in the increase in net cash used by approximately $7.8 million. In 2011, for the acquisition of Zibo Longyun Industrial and Trade Co., Ltd, we paid the cash consideration of approximately $7.4 million. In 2010, our acquisition expenditure was approximately $1.5 million. This resulted in the increase of cash used by $5.9 million. Loans to related parties of approximately $1.6 million lent in 2010 were repaid in 2011.

The related parties and the Company are under the common control of Mr. Lianmo Wu, who manages the working capital of the Company and the related parties as a whole in certain circumstances, and the Company would obtain short-term financing with no interest from these related parties when necessary. For more information regarding these transactions and our new Interested Transactions Policy and Procedures, see our disclosure under “Transactions with Related Persons” below. In view of our current liquidity position, we will limit our issuance of loans to related companies in the future.

We plan to invest in office buildings, shopping centers, and hotel properties in Shanghai and in Shandong, Jiangsu, and Zhejiang provinces located in eastern China, however, we do not have a policy governing the amount or percentage of assets which will be invested in any specific property, or to acquire assets primarily for possible capital gain or income.

Financing Activities

Our consolidated current liabilities exceeded our consolidated current assets by approximately $32 million as of December 31, 2011, compared to $5.3 million as of December 31, 2010. Commitments for tenant improvement projects and the purchase of commercial properties totaled $10.8 million as of December 31, 2011. Based on our anticipated ability, we will obtain continued entrust financing and stockholder’s loan to finance our continuing operations. Net cash provided by financing activities was $91 million for the year ended December 31, 2011, as compared to $21.9 million for the year ended December 31, 2010. Such increase was primarily due to additional borrowings and notes payables, partly offset by restricted cash pledged and repayment of matured loans and notes payable in 2011.

To finance our operation, we received additional paid-in capital from shareholders by $3.7 million in 2011 and $13.2 million in 2010 respectively. In addition, we obtained proceeds from short-term and long-term loans approximately $80.8 million in 2011 and approximately $11.8 million in 2010 respectively, with all on due loans of approximately $31.1 million and $14.6 million were fully repaid in 2011 and 2010 respectively. Accordingly, the restricted cash mortgaged of approximately $16 million for short-term loans borrowed in 2009 were unrestricted upon the repayment of corresponding loans in 2010, while additional restricted cash pledged of approximately $24.4 million in 2011. We receive non-interest bearing short-term loans from third parties of approximately $8.2 million and loans from related parties of approximately $7.5 million in 2011.

Loans

Our real estate financing comes from our operating income and from loans. As at December 31, 2011, we had the following loans outstanding:

(all amounts in U.S. Dollars)

		Interest	Maturity
Lender	Amount	Rate	Date	Duration
Guangdong Development Bank	2,698,070	Floating:10 above the base rate	January 15, 2012	6 months
China CITIC Bank	5,554,850	Floating:20% above the base rate	April 13, 2012	12 months
China Construction Bank	1,904,520	Floating:15% above the base rate	April 18, 2012	12 months
Shendong Shenli Steel Pipe Co., Ltd. “Shandong Shenli” (entrusted through CITIC Bank)	47,613,000	Floating: 158% above the base rate	January 27, 2012	12 months
China Minsheng Bank	3,174,200	Floating: 20% above the base rate	August 1, 2012	12 months
Shaoping Lu	4,250,000	12%	March 1, 2013	2 years
TOTAL	65,194,640

* Calculated based on the exchange rate of $1 = RMB 6.3009

As at December 31, 2011, except for the loan agreement entered between Longyun and China Construction Bank, we were in material compliance with all our outstanding loans as disclosed in more detail as follows:

  Longyun entered into a loan agreement with China Construction Bank on April 18, 2011 for borrowing $1,904,520 for the purpose of maintaining cash flow. The loan will be repayable in 12 months at an interest rate of 15% above the base rate published by the People’s Bank of China. According to the loan agreement, Longyun’s debt and capital ratio should not be higher than 65%, current ratio should not be lower than 1 and quick ratio should not be lower than 7. Our current ratio and quick ratio were lower than 1 as of December 31, 2011, and the Company is not in compliance with the covenant. The Company plans to satisfy the loan obligation on its maturity date which is April 18, 2012. Longyun mortgages its properties to secure the repayment of the loan. As of December 31, 2011, the outstanding short-term loan from China Construction Bank was secured by commercial properties valued at $9,218,968.

  TFS GM entered into a loan agreement with China CITIC Bank on April 13, 2011 for borrowing $5,554,850 for the purpose of operating business. The loan will be repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China CITIC Bank was secured by a pledge of commercial properties valued at $4,009,562 and was guaranteed by Mr. Lianmo Wu, the Chairman of our Board of Directors and a major stockholder of the Company.

  TFS Trade entered into a loan agreement with Guangdong Development Bank on July 4, 2011 for borrowing $2,698,070 for the purpose of purchasing goods. The loan will be repayable in 6 months at an interest rate of 10% above the base rated published by the People’s Bank of China. The outstanding short- term loan from Guangdong Development Bank was guaranteed by Mr. Wu, his spouse, Ms. Chushing Cheung, and our Chief Operating Officer, Xiaolei Xing. The loan was also secured by third party pledges of property and private dwellings.

  We entered into a loan agreement with China Minsheng Bank on August 1, 2011 for borrowing $3,174,200 for the purpose of purchasing goods. The loan will be repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China Minsheng Bank was pledged by commercial properties valued at $5,323,267 and was guaranteed by Mr. Wu and his wife, Ms. Cheung.

  On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shendong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $45,510,000. The loan is unsecured and is repayable in 12 months at an annual interest rate of 258% of the base rate published by the People’s Bank of China, payable each month by Shandong TFS. An Entrusted Loan is a form of agency service provided by banks in China. In this case, CITIC Bank acts as the trustee to lend out money on behalf of Shendong Shenli Steel Pipe Co., Ltd. (the “Trustor”). The Trustor provides instruction which specifies target borrowers, use of funds, loan term, interest rate, project organizer and beneficiary. CITIC Bank will not assume liability for the repayment of the loan on behalf of the borrower if the loan is not repaid upon maturity of the loan. Shandong TFS must submit a written request to CITIC Bank and the Trustor 30 days in advance to obtain their consent to prepay the loan, and the repayment schedule will become mandatory unless the due date is extended by CITIC Bank and the Trustor upon 15 days’ written notice from Shandong TFS. During the term of the loan, Shandong TFS is required to notify the Trustor and CITIC Bank of, and seek advance written consent for, any major changes to its operational policies, including without limitation equity transfers, restructuring, mergers, divisions, joint ventures, cooperation, joint operation, leases, or amendment to the its business scope or registered capital. In addition, Shngdong TFS needs to obtain consent from the Trustor in writing for transferring its debt liability, leasing its major assets or using its major assets to provide security for other debt obligations.

  On February 23, 2011, Fifth Season HK entered into a loan agreement with Mr. Shaoping Lu, our Chief Executive Officer and Director, for a loan in the principal amount of $4,250,000. The loan from Mr. Lu was guaranteed by Mr. Lianmo Wu, our president and director, and by his wife, Ms. Chushing Cheung. The loan is repayable in 2 years at an annual interest rate of 12%. The purpose of the loan is for purchasing properties in Zibo, Shandong. The loan is secured by the entire assets of Fifth Season HK, Mr. Wu and Ms. Cheung. The repayment must be made in Renminbi at the official foreign exchange rate of the PRC on the day of the repayment, and must be used to first settle penalty interest, handling charge and overdue fines (if any), and then to settle the interest and the principal. Mr. Lu is entitled to rescind the loan agreement if any of the following circumstances occurs: (1) Fifth Season HK provides untrue information, (2) the repayment of the loan is overdue for more than 5 days, (3) the loan is used outside of the permitted purpose, (4) Fifth Season HK fails to inform Mr. Lu of a material change, (5) Fifth Season HK provides a third-party guarantee without informing Mr. Lu in writing 30 days in advance, (6) Mr. Wu and Ms. Cheung commence divorce proceedings or (7) Fifth Season HK breaches the loan agreement.

Obligations under Material Contracts

In addition to the loan commitments described above, we have the following material payment obligation:

On December 31, 2011, pursuant to the terms of the Property Sale and Purchase Agreement dated June 8, 2009, by and between TFS GM and Shanghai Shuangou Property Co., Ltd. (“Shanghai Shuangou”), TFS GM is required to pay RMB 37 million (approximately $5.9 million) before the end of 2012, but the payment terms may be extended at the request of TGS GM. In addition, pursuant to the terms of certain tenant improvement contracts signed in 2011, TFS GM is required to pay an additional RMB 31 million to Shanghai Shuangou (approximately $4.9 million) before the end of 2012.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company had delivered guarantees on behalf of Yinli for RMB12 million (approximately $1.8 million) in bank loans. The Company would be obligated to fulfill Yinli’s obligations under the loans in the event that Yinli is unable to meet these obligations. Should the Company be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Yinli. As of December 31, 2011, the Company had mortgaged certain of the Company’s commercial properties as collateral for RMB 36.1 million (approximately $5.5 million) in bank loans for Huaren. The Company would be obligated to fulfill Huaren’s obligations under the loans in the event that Huaren is unable to meet these obligations. Should the Company be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Huaren.

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

The policies used in the preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements for the years ended December 31, 2011, and 2010. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates.

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

Impairment of Long-Lived Assets

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the long-lived asset at the date it is tested for recoverability, whether in use or under development. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s undiscounted future cash flows using assumptions or market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Growth in the Chinese Economy,” we performed an impairment analysis of our entire portfolio at December 31, 2010. We concluded that the fair values of the long-lived assets exceeded their carrying amounts and therefore, none of our properties are currently impaired. We will continue to monitor our portfolio for any indicators that may change our conclusion.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and our Chief Financial Officer, Mr. Glen R. Shear, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, Mr. Lu and Mr. Shear determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective for the reasons set forth below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2011.

During their review of our internal control over financial reporting during the three-month period ended June 30, 2011, our management determined that there was a material weaknesses in our internal control over financial reporting because we lack an audit committee and an internal audit department.

Management is currently seeking for and plans to establish an audit committee and appoint qualified personnel as soon as possible to remediate this material weakness. In the interim, on December 21, 2011, our Board of Directors appointed Mr. Glen Shear to serve as the Company’s new Chief Financial Officer, effective immediately. Mr. Shear has over 10 years’ experience in the financial services industry, 5 of which was spent as Chief Financial Officer of a U.S. public company, and has the requisite understanding of and expertise in U.S. GAAP.

Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended December 31, 2011, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

Except with respect to our appointment of Mr. Shear as our new Chief Financial Officer, there were no changes in our internal controls over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianmo Wu	38	Chairman of the Board and President
Shaoping Lu	50	Chief Executive Officer and Director
Glen R. Shear	51	Chief Financial Officer
Xiaolei Xing	42	Chief Operating Officer and Director

Mr. Lianmo Wu. Mr. Wu was appointed to serve as our President and Treasurer on October 12, 2010 and was appointed as Chairman of the Board upon closing of the reverse acquisition of Fifth Season HK on March 31, 2011. Mr. Wu has over 17 years of management experience, specializing in marketing, brand management, and capital management. Since February 2007, Mr. Wu has served as the chairman of the board and president of Fifth Season HK, as well as the chairman of its several of its PRC operating subsidiaries, and prior to that, Mr. Wu worked , from June 2006 to January 2007, on the funding of Fifth Season HK and was the pre-determined president of Fifth Season HK. Mr. Wu served, from December 2003 to May 2006, as a general manager at Hangzhou The Fifth Season Garment Co., Ltd. Mr. Wu has also previously served as the chief marketing officer of Shanghai Baishi Enterprise Development Co., Ltd., as a chief representative in China for Hualian Foods Co., Ltd. (Taiwan), as a general manager of Shandong Fuk Foods Co., Ltd. And as a general manager of Wenzhou New Yihua Group Co., Ltd. Mr. Wu graduated from Wenzhou University with a degree in marketing. Mr. Wu’s extensive management experience, his service as our Chairman since founding our company, and his educational background have led us to the conclusion that he should serve as Chairman and director of our company.

Shaoping Lu. Mr. Lu was appointed to serve as our director and Chief Executive Officer on September 20, 2010. Mr. Lu has over seventeen years of executive management experience and has served since March 2002, as the President and CEO of China Hi-Tech Fund, an investment company, providing investment banking, financial services and direct investment to small to mid-sized Chinese companies. Mr. Lu holds a Bachelor’s of Science Degree from the Central China Normal University, Wuhan, China, a Master’s of Science Degree from the Institute of Applied Mathematics, Chinese Academy of Sciences, Beijing, China and a Doctorate from The City University of New York. Mr. Lu’s extensive investment banking and financial services experience, as well as his educational background, have led us to the conclusion that he should serve as a member of our board of directors.

Glen R. Shear: Mr. Shear, age 51, has served as the Company’s Chief Financial Officer since December 21, 2011. Prior to joining us, Mr. Shear served, from June 2005 to June 2007, as the Chief Financial Officer of Israel Technology Acquisition Corp, a US public company. Mr. Shear also served, from January 1999 to December 2011, as the co-owner of Glenco Corp., a financial and strategic advisory firm based in Toronto, Canada. In this capacity Mr. Shear provided financial and strategic planning advice with respect to real estate and retail development projects, as well as in connection with M&A transactions. Mr. Shear holds a Master’s Degree in Business Administration from the University of Chicago, and a Bachelor’s Degree, Summa Cum Laude and Phi Beta Kappa, from Brandeis University.

Xiaolei Xing. Mr. Xing was appointed to serve as Chief Operating Officer on October 12, 2010 and has served as an executive director of Fifth Season HK and as an executive general manager of its subsidiary TFS Trade since September 2007. Mr. Xing has extensive experience and resources in various industry sectors and a strong financial background. Since November 2009, he has also served as an executive director of Hangzhou Hengding Plastic and Wood Tools Co., Ltd., a company engaged in the manufacture and export of home hardware, including wooden furniture, tools, and lighting products, and since August 1994, he has also served as a vice general manager of Hangzhou Yinli Lighting Co., Ltd., a company engaged in the manufacture and sales of outdoor lighting products. From September 1987 until February 1992, he worked as a clerk in Hangzhou Qingchun sub-branch of Industrial and Commercial Bank of China. Mr. Xiang received dual Bachelor’s degrees in industrial and electrical automation and finance from Zhejiang University. Mr. Xing’s extensive management experience and his tenure as an executive general manager of TFS Trade since September 2007, as well as his educational background led us to the conclusion that he should serve as a member of our board of directors.

Directors are elected until their successors are duly elected and qualified. All officers who hold management positions at entities other than the Company devote approximately 25 hours per week to the Company, excluding traveling time spent. Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Ms. Chushing Cheung, a Hong Kong permanent resident, is a major shareholder of our Company but she does not personally hold any position as an officer, director or employee of the Company, nor was she a promoter of the Company. Because Ms. Cheung is married to Mr. Lianmo Wu, our director, Mr. Wu was deemed to have beneficial ownership of and control over the shares held by her in accordance with Rule 13d-3 of the Exchange Act. However, Ms. Cheung should not be deemed to be someone who “manages the working capital of the Company” as Ms. Cheung had no say in whether the Company had sufficient cash flow in order to meet its short-term debt obligations and operating expenses.

Family Relationships

Mr. Lianmo Wu, our Chairman, and Ms. Chushing Cheung, our majority shareholder, are husband and wife. Mr. Lianmo Wu is the founder of Business Real Estates, TFS Trading and TFS Technology, the parent companies of the majority of our PRC subsidiaries. Ms. Chushing Cheung, Mr. Wu’s wife, is the founder and largest shareholder of Fifth Season HK, the holding company of our subsidiaries, Business Real Estates, TFS Trading and TFS Technology.

Mr. Shaoping Lu, our CEO, and Ms. Huilian Song are husband and wife. Mr. Shaoping Lu, was our controlling shareholder prior to our acquisition of Fifth Season HK, and Ms. Song is the beneficial owner of our stock held by Power Guide Investment Limited. Together, Mr. Lu and Ms. Song hold a 37.33% interest in our Company. The Company has also borrowed $4,250,000 from Mr. Lu, which is repayable in 2 years and accrues an annual interest rate of 12%. This loan has been personally guaranteed by Mr. Wu and Ms. Cheung.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, goods, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or goods law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or goods law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM.11 EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. None of our executive officers received total annual compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Shaoping Lu, Chief Executive Officer (1)	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0
Glen R. Shear Chief Financial Officer (2)	2011	0	0	6,000	-	-	6,000
	2010	-	-	-	-	-	-

(1)

On October 12, 2010, Mr. Lu acquired a controlling interest in Fifth Season International, Inc., pursuant to a securities purchase agreement with Mr. Lu, and in connection with that transaction, Mr. Lu became our Chief Executive Officer and Chairman, effective immediately.

(2)

On December 21, 2011, Mr. Zhumin Zhang resigned from his position as the Company’s Chief Financial Officer and Mr. Glen Shear was appointed to serve as the Company’s Chief Financial Officer in his stead, effective immediately. As consideration for his services as the Company’s Chief Financial Officer, Mr. Shear received a grant of 20,000 restricted shares of the Company’s common stock.

Summary of Employment Agreements and Material Terms

All of our employees, including Mr. Shaoping Lu, our Chief Executive Officer, Mr. Glen R. Shear, our Chief Financial Officer, and Mr. Xiaolei Xing, Chief Operating Officer, have executed our employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary. Neither of Mr. Xing’s, Mr Shear or Mr. Lu’s employment agreement provides for an annual salary, but Mr. Shear is entitled to receive 20,000 restricted shares of the Company’s common stock. Each Mr. Lu, Mr. Shear and Mr. Xing are also eligible to receive such other compensation and to participate in any executive benefit plans of the Company as determined by the board. None of the executive employment agreements provide a criteria for bonus eligibility and our Board of Directors has not yet established such criterion or approved any such bonuses to date. Our executives are subject to confidentiality and non-competition covenants according to their employment agreements. The non-competition covenants remain effective until 36 months after termination of the employment agreements and the confidentiality covenants remain effective for 60 months after termination of the employment agreements. The employment agreements can be terminated by either us or the executives upon 10 days written notice.

All of our salaried employees participate in the mandatory PRC social insurance program regulated by the PRC Ministry of Human Resources and Social Security. PRC labor regulations require that we make certain social insurance contributions to the government for the benefit of each salaried employee, based on certain percentages of such employees’ salaries. Costs related to such contributions for the fiscal years ended, December 31, 2011 and 2010, totaled $194,112 and $114,436, respectively. We are not required to make such contributions for any unsalaried employees, including our unsalaried executives.

Other than the salary and necessary social benefits required by the government, we currently do not provide other benefits to the officers who receive salaries at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2011. No equity awards were made during the fiscal year ended December 31, 2011.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2011.

ITEM.12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of April 5, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Suite 22B, Block C, Shimao Plaza, No. 9 Fuhong Road, Shenzhen, Futian District 518033, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Lianmo Wu	Chairman and President	Common Stock	89,700,000 (3)	21.80%
Shaoping Lu	Chief Executive Officer and Director	Common Stock	81,308,920 (4)	20.33%
Glen R. Shear	Chief Financial Officer	Common Stock	20,000	*
Xiaolei Xing	Chief Operating Officer	Common Stock	0	*
All officers and directors as a group (4 persons named above)		Common Stock	168,528,000	42.13%
5% Security Holders
Weiguo Jiang		Common Stock	19,980,000 (5)	5.00%
Huiying Sun		Common Stock	19,980,000 (5)	5.00%

* Less than 1%
________________________
(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)

A total of 399,999,858 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 13, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 250,000 shares of common stock beneficially held by Ms. Chushing Cheung, Mr. Wu’s spouse.
(4)	Includes 15,470,000 shares of common stock beneficially held by Ms. Huilian Song, Mr. Lu’s spouse. A total of 1,661,422 of these shares are held by her directly and the remaining 13,808,578 are held by Power Guide Investments Limited, a British Virgin Islands company owned and controlled by Ms. Song.
(5)	Represents shares of common stock held by Hangzhou Hengji Energy Company Ltd. (“Hengji”), a PRC entity jointly owned and controlled by the Weiguo Jiang and Huiying Sun.

Changes in Control

We are aware of no arrangements which if consummated may result in a change of control of our Company.

ITEM.13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On March 31, 2011, we completed a share exchange transaction with Fifth Season HK and its shareholders, Mr. Lu, Ms. Chushing Cheung and Power Guide Investment Limited, whereby we acquired 100% of the issued and outstanding capital stock, or 1,000,000 shares with par value of HKD 1 per share, of Fifth Season HK in exchange for 391,543,500 shares of our common stock, which constituted 98% of our issued and outstanding capital stock on a fully-diluted basis after the consummation of the reverse acquisition. Mr. Lu was also our sole officer and director and our controlling stockholder, as well as a director of Fifth Season HK, at the time of the share exchange, and his spouse is the controlling stockholder of Power Guide Investment Limited.

  Mr. Xing, our Chief Operating Officer, also serves as a deputy general manager of Yinli Decorative Lighting Co. Ltd. (“Yinli”). Yinli is located in Hangzhou, Zhejiang province, and mainly engages in the production and sale of outdoor and indoor lighting products. We purchase lighting products from Yinli, as well as engage them for property renovation projects. For the fiscal years ended December 31, 2011 and 2010, our transactions with Yinli totaled nil and $11,501,597, respectively. As of December 31, 2011, the Company had borrowed a total of $344,231 from Yinli for the Company’s working capital purposes and had provided an advance of $5,713,561 to Yinli for purchasing of LED lights for resale by the Company but the Company had not yet received delivery of such LED lights. As of December 31, 2011, the Company had delivered guarantees on behalf of Yinli for RMB12 million (approximately $1.8 million) in bank loans. The Company would be obligated to fulfill Yinli’s obligations under the loans in the event that Yinli is unable to meet these obligations. Should the Company be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Yinli.

  Mr. Lianmo Wu, our chairman, holds a 60% equity interest in Zhejiang the Fifth Season Industrial Co., Ltd., formerly, Hangzhou Huaren Costume Co., Ltd. (“Huaren”), which engages in the purchase and sale of female clothing products. During the fiscal year ended December 31, 2011 and 2010, we sold clothing products to Huaren totaling $nil and $159,549, respectively. As at December 31, 2011 and 2010, trade receivables remained outstanding totaling $200,262 and $191,417. Loans payable by us to Huaren was $574,530 as of December 31, 2011 and nil as of December 31, 2010. As of December 31, 2011, the Company had mortgaged certain of the Company’s commercial properties amounting to $1.1 million as collateral for private loans for Fifth Season Industrial. The Company would be obligated to fulfill Fifth Season Industrial’s obligations under the loans in the event that Fifth Season Industrial is unable to meet these obligations. Should the Company be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Fifth Season Industrial.

  Mr. Wu holds a 70% equity interest in Zhejiang Shiye Development Co., Ltd., a PRC company that holds a 25.57% equity interest in Shandong Demian Group Co., Ltd. (“Shandong Demian”) a PRC company engaged in the wholesale and retail of apparel textiles, textile raw materials, and textile machinery. During the fiscal year ended December 31, 2011, we sold chemical fiber materials totaling $4,556,528 to Shandong Demian and as at December 31, 2011, $2,766,665 in trade receivables remained outstanding.

  Our former subsidiary, The Fifth Season Shandong Trade Co., Ltd. (“Shandong Trade”) is engaged in the wholesale of coal. In June 2011, Mr. Dacheng Rao and Mr. Huaiqu Wen, relatives of Mr. Wu, purchased Shandong Trade from the Company for an aggregate purchase price of RMB10,000,000 (approximately $1.5 million) in cash .In December 2011, Mr. Rao and Mr. Wen sold their equity interest in Shandong Trade to Shandong Demian, an entity jointly held by them and Mr. Wu, pursuant to an equity transfer agreement, dated December 26, 2011, for an aggregate purchase price of RMB10,000,000 (approximately $1.5 million) in cash. During the fiscal year ended December 31, 2011, we sold white fabric totaling $526,687 to Shandong Trade, and as at December 31, 2011, $631,666 in trade receivables remained outstanding. In addition, during the fiscal year ended December 31, 2011, we received a non-interest bearing loan totaling $5,351,384 from Shandong Trade for working capital purposes, pursuant to an oral agreement between us and Shandong Trade.

  During the fiscal year ended December 31, 2011, the Company also provided a non-interest bearing loan to Mr. Huaiqu Wen, a relative of Mr. Wu, in the amount of $142,204, which remained outstanding as at December 31, 2011.

  During the fiscal year ended December 31, 2011, the Company recognized leasing income of $460,852 from Mr. Dacheng Rao, a relative of Mr. Wu. As at December 31, 2011, Mr. Rao also owed the Company a total of $472,401 in rental receivables in connection with his lease of certain properties in Jiashan, pursuant to a lease agreement, dated May 11, 2011. Pursuant to the leasing agreement, Mr. Rao is not required to pay rent on such properties until December 31, 2011.

  Prior to May 2011, Mr. Wu held an indirect 51% equity interest in Hangzhou Hengding Plastics and Wood Tools Co., Ltd. (“Hangzhou Hengding”), which engages in the production, sale and export of plastic and wooden products, such as plastic home accessories and wooden furniture. During the fiscal year ended December 31, 2011 and 2010, we sold energy-saving lighting products to Hangzhou Hengding totaling $4,609,699 and $4,620,350, respectively. In May 2011, Mr. Wu withdrew his capital injected into Hangzhou Hengding and therefore no longer has any control over Hangzhou Hengding. As a result, Hangzhou Hengding is no longer a related party of the Company.

  Hangzhou Hengji Energy Company Ltd. (“Hangzhou Hengji”) is a stockholder of the Company and is engaged in purchase and sale of goods and metals. As at December 31, 2011, we had advanced a total of $2,856,780 to Hangzhou Hengji for the purchase of copper for the Company’s resale. In addition, during the fiscal year ended December 31, 2011, we received a non-interest bearing loan totaling $1,587,100 from Hangzhou Hengji for working capital purposes.

  During the fiscal years ended December 31, 2011 and 2010, we received non-interest bearing loans totaling $1,169,858 and $763,051, respectively, from Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Investment”) for working capital purposes, pursuant to an oral agreement between us and Zhejiang Investment. Zhejiang Investment has also agreed to provide additional financial support to us on demand. Zhejiang Investment is owned and controlled by Mr. Wu and is engaged in corporate management consulting.

  On February 18, 2011, TFS GM renewed a loan agreement with Ms. Lishuang Lu, an unrelated third party for a loan in the principal amount of $3,640,800. The loan from Ms. Lu was guaranteed by Mr. Wu and Ms. Zhang. The loan was repayable in 2 months at an annual interest rate of 19.44%, and has been repaid.

  On February 23, 2011, Fifth Season HK entered into a loan agreement with Mr. Shaoping Lu, our Chief Executive Officer and Director, for a loan in the principal amount of $4,250,000. The loan from Mr. Lu was guaranteed by Mr. Wu, our president and director, and by his wife, Ms. Chushing Cheung, our controlling shareholder. The loan is repayable on March 1, 2013 and will accrue interest at an annual rate of 12%, with such interest payable every three months.

  During the fiscal year ended December 31, 2011, Mr. Wu provided non-interest bearing loans to the Company totaling $929,328 with no fixed repayment terms.

Interested Transactions Policy and Procedures

In January 2012, our Board of Directors adopted the Fifth Season International, Inc. Interested Transactions Policy and Procedures (the “Policy”). Under the Policy, all Interested Transactions are subject to approval or ratification in accordance with the procedures set forth in the Policy and summarized below. The Policy defines an “Interested Transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A “Related Party” is defined as any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K, proxy statement or other disclosure including the information required by Form 10, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing.

Under the Policy, the Board of Directors, or a committee established by the Board of Directors, must review the material facts of all Interested Transactions that require approval or ratification under the Policy and either approve or disapprove entry into the Interested Transaction, subject to the exceptions described below. If advance Board approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Board determines it to be appropriate, ratified at the Board’s next regularly scheduled meeting.

In determining whether to approve or ratify an Interested Transaction, the Board will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction. Under the Policy, no director may participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that such director may provide all material information concerning the Interested Transaction to the Board.

If an Interested Transaction will be ongoing, the Board may establish guidelines for our management to follow in its ongoing dealings with the Related Party. Thereafter, the Board, on at least an annual basis, must review and assess ongoing relationships with the Related Party to see that they are in compliance with the Board’s guidelines and that the Interested Transaction remains appropriate.

Standing Pre-Approval for Certain Interested Transactions

The Board has reviewed the types of Interested Transactions described below and determined that each of the following Interested Transactions shall be deemed to be pre-approved by the Board, even if the aggregate amount involved will exceed $100,000.

a. Employment of Executive Officers. Any employment by the Company of an executive officer if (a) the related compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements; or (b) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Board or a compensation committee established by the Board approved (or recommended that the Board approve) such compensation.

b. Director Compensation. Any compensation paid to a director if the compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

c. Certain Transactions with other Companies. Any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2 percent of that company’s total annual revenues;

d. Certain Company Charitable Contributions. Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1,000,000, or 2 percent of the charitable organization’s total annual receipts;

e. Transactions Where All Shareholders Receive Proportional Benefits. Any transaction where the Related Party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends).

f. Transactions Involving Competitive Bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

g. Regulated Transactions. Any transaction with a Related Party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

h. Certain Banking-Related Services. Any transaction with a Related Party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

In addition to the foregoing Interested Transactions, the board of directors has delegated to the Chief Financial Officer and Chief Executive Officer the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $250,000. In connection with each regularly scheduled meeting of the Board, a summary of each new Interested Transaction pre-approved by the Chief Financial Officer and Chief Executive Officer must be provided to the Board for its review.

Conflicts of Interest

Under our new Interested Transactions Policy and Procedures, our Board of Directors review transactions in which any of our directors, officers or affiliates may have a pecuniary interest.

Wholesale Business

We are currently not subject to conflicts of interest arising out of our relationship with TFS Trade, our subsidiary that engages in the wholesale of goods, as it is our only subsidiary that is engaged in the purchase and sale of commodities. Except for three of our affiliates, Shandong Trade, Shandong Demian, Hangzhou Hengji, Yinli, Huaren and Hangzhou Hengding, who purchased and sold goods and services from and to TFS Trade during fiscal year 2010 and 2011, none of our suppliers and customers are otherwise related to TFS Trade or any of our affiliates. The price of wholesale goods from suppliers is primarily pre-determined or negotiated by the supplier and TFS Trade, while the price of such goods to buyers is determined through negotiation with them and includes a small profit margin. In the process of connecting a supplier and a buyer, we generate a small profit margin but do not incur any shipping expense, which is instead covered by the buyer.

The Board has considered our ongoing Interested Transactions with each of Shandong Trade, Shandong Demian, Hangzhou Hengji, Yinli and Huaren and has determined that they are appropriate. We purchase lighting products from Yinli, as well as engage them for property renovation projects at the same or better rates as we would have from an unrelated third party and we sell our products to Shandong Trade, Shandong Demian and Huaren at the same or similar rates as we would to a third party customer.

Commercial Property Business

We are subject to conflicts of interest arising out of our relationships with our subsidiaries that engage in the commercial property investment or lease business. Generally, we set up a subsidiary according to where the commercial property project is located. When the board confirms a commercial property project, we set up a new subsidiary in order to sign contracts locally with the seller or lessor and to better operate the business locally. This practice results in the establishment of many subsidiaries engaging in the same business, namely the investment or lease of commercial properties, however, no real conflicts of interest exist for most of these subsidiaries due to the differences in geographic location of such subsidiaries.

In evaluating potential investment, certain retail properties may be appropriate for acquisition by either us or one of our subsidiaries. When determining the allocation of ownership of such property among us and our subsidiaries, our Board of Directors evaluates each commercial property by considering the investment amount, available capital, geographic location and tenant concentration. In addition, when an Interested Transaction occurs between two subsidiaries, for example where one subsidiary purchases or leases property from or managed by another subsidiary, our Board of Directors determine the lease rate for such transaction based on comparable market rates in adjacent streets or nearby areas. Other costs associated with leasing, such as utility bills, are either determined based on a standardized rate governed by the local authority or market rate. When we are interested in commercial real estate owned or managed by an affiliate, our Board of Directors will hire an independent real estate appraiser to appraise such real estate to establish the fair market value for such property to assist in the determination of a purchase price.

Investment Policies

Our investment policies are determined by our Board of Directors and may be amended or revised from time to time by them without a vote of our stockholders. Any change to these policies by our Board of Directors, however, would be made only after a review and analysis of the then-existing business and other circumstances of the Company, and then only if our directors believe, in the exercise of their business judgment, that it is advisable to do so and in our and our stockholders’ best interests.

Investments in Commercial Property

We do not currently hold any of our commercial properties solely for possible capital gain. Rather, our primary investment objective is to acquire assets primarily for generation of income from leasing, as well as for long-term value appreciation. As such, we focus on the acquisition and ownership of good-quality and multi-use commercial properties with high-credit-quality tenants. In determining the appropriateness of an investment in commercial property, we consider the location of a property, standard of living in that area, its income-producing capacity, prospects for long-term appreciation, and liquidity and tax considerations. Additionally, we monitor annual lease expirations and tenant performance in an attempt to minimize the effect of vacancies or defaults.

We currently do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area, but our Board of Directors may institute such limits in the future. We may expand and improve our commercial properties, or we may assign or transfer them in whole or in part to unrelated third parties, if and when our board of directors determines that such properties no longer fit our strategic objectives, in that such properties are no longer a viable source of rental income or have become overvalued. Factors that our Board may consider when deciding whether to dispose of a property are, among other things, the price being offered for the property, the operating performance of the property and the tax consequences of the sale.

We may also own property jointly with third parties, either through joint ventures or other types of co-ownership. We believe that such investments will permit us to own interests in larger assets while simultaneously mitigating our risk through diversification. We will not, however, enter into a joint venture or other partnership arrangement to make an investment that would otherwise not meet our investment policies.

Purchase and Sale of Investments

Our policy is to acquire assets primarily for generation of current income and long-term value appreciation. However, we will sell certain properties if and when our board of directors determines that such properties no longer fit our strategic objectives. Factors that our Board may consider when deciding whether to dispose of a property are, among other things, the price being offered for the property, the operating performance of the property and the tax consequences of the sale.

Mortgaged Properties

Some of our commercial properties are encumbered by mortgages disclosed under the “Properties – Commercial Properties” heading in the Amendment. If we cannot repay these loans, these mortgaged commercial properties may be sold by the banks with the proceeds used to cover such loans. If this happens, we will lose the income generated from these properties.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$270,953	$20,000
Audit-Related Fees	3,491	-

TOTAL	$274,444	$20,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference

Exhibit No.	Description
2.1

Share Exchange Agreement, dated October 12, 2010, among the Company, Fifth Season (Hong Kong) International Limited and its shareholders. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the Company on October 18, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form 10, filed by the Company on March 24, 2008)
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on October 27, 2010)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the registration statement on Form 10, filed by the Company on March 24, 2008).
10.1

Securities Purchase Agreement, dated September 20, 2010, by and among the Company, and the accredited investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010).

10.2

Repurchase Agreement, dated September 20, 2010, among the Company and Belmont Partners, LLC (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.3

Merchant Authorize Agency Service Contract, dated June 30, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Zhejiang Longding Holding Group Co., Ltd . (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.4

Sale Contract, dated August 11, 2010, between Shanghai Senhong Metal Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.5

Rent and Operation Contract, dated February 5, 2010, by and among Liyang The Fifth Season Investment Management Co., Ltd and Quanjuxiang Catering (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.6

Rent and Operation Contract, dated July 29, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Liyang Jinhui Property Development Co., Ltd. (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.7

Rent and Operation Contract, dated July 28, 2009, by and among The Fifth Season Investment Management Co., Ltd. and Wuxi Nankai Real Estate Development Co., Ltd. (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.8

Equity Transfer Agreement, dated December 1, 2010, by and among Fifth Season Commerce and Trade Co., Ltd. and Zhumin Zhang. (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed by the Company on April 6, 2011)

10.9

Rent and Operation Contract, dated July 15, 2010, by and among Tengzhou the Fifth Season Enterprise Management Co., Ltd. and Tengzhou Xinxing Property Development Co., Ltd. 1st Branch (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.10

Cooperative Business Operation Contract, dated August 17, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd., Haiming He and Xiaodong Yang. (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.11

Agreement for Sale of Property, dated December 21, 2009, Shandong the Fifth Season Commercial Investment Co., Ltd and Zibo Tongxinde Trade Co., Ltd Development Co., Ltd (incorporated by reference to Exhibit 10.11 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.12

Loan Agreement, dated February 18, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Lishuang Lu. (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.13

Loan Agreement, dated February 23, 2011, by and among Hong Kong the Fifth Season International, Lianmo Wu, Zhucheng Zhang and Shaoping Lu (incorporated by reference to Exhibit 10.13 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.14

Entrusted Loan Agreement dated January 28, 2011, Shandong the Fifth Season Commercial Investment Co., Ltd and China CITIC Bank. (incorporated by reference to Exhibit 10.14 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.15

Loan Agreement, dated February 21, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Mingyou Chen. (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.16

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 4.5 million loan) (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.17

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 6.25 million loan) (incorporated by reference to Exhibit 10.17 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.18

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 6.25 million loan) (incorporated by reference to Exhibit 10.18 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.19

Loan Agreement, dated February 21, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Shencai Pawnbroker Co., Ltd. (incorporated by reference to Exhibit 10.19 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.20

Agreement for Sale of Goods, dated January 12, 2011, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd. and Guangdong Yuehe Assets Management Co., Ltd. (incorporated by reference to Exhibit 10.20 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.21

Agreement for Sale of Commodity, dated October 12, 2010, by and between The Fifth Season (Zhejiang) Commerce and Trade Co., Ltd. and Shanghai Tongli Metal Co., Ltd. (incorporated by reference to Exhibit 10.21 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.22

Agreement for Sale of Goods, dated September 1, 2010, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd and Guangdong Guanghong International Trade Group Co., Ltd. (incorporated by reference to Exhibit 10.22 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.23

Agreement for Sale of Goods, dated February 19, 2011, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd and Guangdong Yuehe Assets Management Co., Ltd. (incorporated by reference to Exhibit 10.23 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.24

Equity Transfer Agreement, dated December 1, 2010, by and among Fifth Season Commerce and Trade Co., Ltd. and Lianmo Wu. (incorporated by reference to Exhibit 10.24 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.25

Amended and Restated Executive Employment Agreement, dated December 9, 2011, between Shaoping Lu and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.25 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.26

Amended and Restated Executive Employment Agreement, dated December 9, 2011, between Zhumin Zhang and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.26 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.27

Sale Contract, dated February 10, 2010, between The Fifth Season (Zhejiang) Trade Co., Ltd. and Hangzhou Hengding Plastic & Wood Tools Co., Ltd (incorporated by reference to Exhibit 10.28 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.28

Sale Contract, dated May 5, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.28 of the current report on Form 8-K/A filed by the Company on September 2, 2011) Amended and Restated Executive Employment Agreement, dated December 9, 2011, between

10.29	Xiaolei Xing and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.29 of the current report on Form 8-K filed by the Company on January 18, 2011)
10.30

Sales Agency Agreement, dated April 1, 2011, between the Fifth Season Shandong Commercial Investment Co., Ltd. and Zibo Mintai Property Development Co., Ltd. (incorporated by reference to Exhibit 10.30 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.31

Sale Contract, dated December 1, 2010, between Kunlun International Trade Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.31 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.32

Sale Contract, dated June 10, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.32 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.33

Sale Contract, dated February 5, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.33 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.34

Cancellation Notice, dated August 28, 2011, from The Fifth Season Liyang Investment Management Co., Ltd. to Quan Ju Xiang Catering Co., Ltd. (incorporated by reference to Exhibit 10.34 of the current report on Form 8-K/A filed by the Company on February 8, 2012)

10.35

Employment Agreement, dated December 21, 2011, between the Company and Glen Shear (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 23, 2011)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the current report on Form 8-K/A filed by the Company on September 2, 2011)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen R. Shear
Glen R. Shear
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaoping Lu	Chief Executive Officer and Director	April 16, 2012
Shaoping Lu	(Principal Executive Officer)

/s/ Glen R. Shear	Chair of the Board of Directors and	April 16, 2012
Glen R. Shear	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	April 16, 2012
Tung Kuen Tsui

/s/ David Peter Wong	Director	April 16, 2012
David Peter Wong

/s/ Che Kin Lui	Director	April 16, 2012
Che Kin Lui

FIFTH SEASON INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2011 AND 2010

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the Years December 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Fifth Season International, Inc.

We have audited the accompanying consolidated balance sheet of Fifth Season International, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 12, as of December 31, 2011, the Company is not in compliance with its loan covenant in connection with its loan with China Construction Bank.

/s/ Marcum Bernstein & Pinchuk LLP
New York, NY
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fifth Season International, Inc.

We have audited the accompanying consolidated balance sheet of Fifth Season International, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP
New York, New York
April 6, 2011, except for revised disclosures in Note 6, which is dated June 17, 2011

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$308,661	$227,664
Restricted cash	25,076,180	-
Accrued straight-line rents receivable	3,462,279	1,058,366
Accounts receivable, net of doubtful provision in amount of $3,653,036 and nil respectively	49,608,100	3,906,837
Trade and rents receivable from related parties	4,070,994	4,872,562
Inventories	295,737	87,400
Deposit with property developer	28,293,184	-
Advance to suppliers, related parties	8,570,341	-
Prepayments and other receivables	12,364,765	3,907,871
Loans receivable from related parties	496,785	2,126,551
Current deferred tax assets	327,145	403,292
Deferred cost	3,586,860
Assets of discontinued operation	-	328,406
Total current assets	136,461,031	16,918,949
Real estate and related assets, net	84,610,919	45,457,452
Long term prepaid lease	428,718	-
Prepayment for acquisition of properties	4,722,209	2,478,802
Long-term deferred tax assets	2,834,285	576,439
TOTAL ASSETS	$229,057,162	$65,431,642

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$60,944,640	$12,067,735
Accounts payable	37,396,108	4,903,912
Notes payable	46,978,160	-
Accounts payable to related parties	-	324,374
Advance from customers	737,647	937,623
Accrued expenses and other payables	3,775,324	1,760,130
Amounts due to third parties	6,824,530	-
Taxes payable	613,610	301,533
Loans payable to related parties	10,061,996	833,777
Current deferred tax liabilities	1,311,401	526,414
Liability of discontinued operation	-	577,218
Total current liabilities	168,643,416	22,232,716
Long term loans, related party	4,250,000	-
Long term deferred tax liabilities	12,982,090	6,714,913
Total liabilities	185,875,506	28,947,629

Commitment and contingencies	-	-

Equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at December 31, 2011 and 2010	-	-
Common stock ($0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 391,543,500 shares issued and outstanding as of December 31, 2011 and 2010)	4,000	3,915
Additional paid in capital	30,191,115	26,466,609
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	9,000,724	8,868,533
Accumulated other comprehensive income	3,259,583	1,140,964
Total stockholders’ equity – Fifth Season International Inc.	42,459,414	36,484,013

Noncontrolling interest	722,242	-
Total equity	43,181,656	36,484,013
TOTAL LIABILITIES AND EQUITY	$229,057,162	$65,431,642

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31
	2011	2010

Sales	$194,094,360	$54,422,415
Straight-line rental income	4,507,998	1,324,582
Contingent rental income and others	124,753	222,769
Total revenue	198,727,111	55,969,766

Cost of goods sold	191,890,350	53,393,093
Expenses applicable to straight-line rental income	3,134,307	969,107
Expenses applicable to contingent rental and others	254,826	520,408
Total cost	195,279,483	54,882,608
Gross profit	3,447,628	1,087,158

Operating expenses
Selling expenses	1,341,184	241,534
General and administrative expenses	5,191,953	2,096,341
Total operating expenses	6,533,137	2,337,875
Loss from operations	(3,085,509)	(1,250,717)

Other income (expenses)
Interest income	4,622,423	2,618
Interest expense	(10,266,076)	(550,013)
Net non-operating expense, net	(475)	(42,277)
Gain on business combination	7,116,499	10,715,634
Other income, net	1,472,371	10,125,962
Income (loss) before income tax	(1,613,138)	8,875,245
Income tax benefit	1,629,644	460,098
Net income from continuing operations	16,506	9,335,343
Discontinued operations
Gain (loss) from operations of the discontinued component, including gain (loss) on the disposal of Nil	178,967	(382,139)
Income (tax) benefit	(107,147)	95,535
Net gain (loss) on discontinued operation	71,820	(286,604)
Net income	88,326	9,048,739

Less: net loss attributable to the non-controlling interest	(43,865)	-
Net income attributable to the Fifth Season’s common stockholders	$132,191	$9,048,739

Comprehensive income:
Net income	$88,326	$9,048,739
Foreign currency translation adjustment	2,140,906	1,100,471
Comprehensive income	2,229,232	10,149,210

Less: comprehensive loss attributable to the non-controlling interests	(21,578)	-
Comprehensive income attributable to the Fifth Season’s common stockholders	$2,250,810	$10,149,210

Basic and diluted weighted average shares outstanding	397,937,888	391,543,500

Basic and diluted earnings (loss) per share
-Continuing operations	$0.00	$0.02
-Discontinued operations	$0.00	$0.00
-Continuing and discontinued operations	$0.00	$0.02

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Unappropriated	Accumulated
			Additional	Appropriated	retained	other	Noncontrolling	Total
	Common stock		paid in	retained	earnings	comprehensive	interest	Stockholders’
	Shares	Amount	capital	earnings	(accumulated loss)	income		equity

Balance as of December 31, 2009	391,543,500	$3,915	$13,193,185	$1,327	$(177,541)	$40,493	-	$13,061,379

Net income	-	-	-	-	9,048,739	-	-	9,048,739

Transfer to statutory reserve	-	-	-	2,665	(2,665)	-	-	-
Additional capital injected by the stockholders	-	-	13,273,424	-	-	-	-	13,273,424
Foreign currency translation	-	-	-	-	-	1,100,471	-	1,100,471

Balance as of December 31, 2010	391,543,500	3,915	26,466,609	3,992	8,868,533	1,140,964	-	36,484,013

Net income	-	-	-	-	88,326	-	-	88,326
Net loss attributable to the noncontrolling interest					43,865		(43,865)	-
Injection by noncontrolling interest	-	-	-	-	-	-	743,820	743,820
Shares issued in reverse acquisition	8,456,347	85	(85)	-	-	-	-	-
Additional capital injected by the stockholders	-	-	3,724,591	-	-	-	-	3,724,591
Foreign currency translation	-	-	-	-	-	2,118,619	22,287	2,140,906

Balance as of December 31, 2011	399,999,847	$4,000	$30,191,115	$3,992	$9,000,724	$3,259,583	$722,242	$43,181,656

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2011	2010

Cash flows from operating activities
Net income	$88,326	$9,048,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	3,176,458	781,270
Gain on business combination	(7,116,499)	(10,715,634)
Loss of disposal of fixed assets	31,106	-
Exchange loss	13,147	291,542
Change in operating assets and liabilities:
Accrued straight- line rents receivable	(2,148,000)	(893,470)
Accounts receivable, net	(44,447,213)	(3,759,120)
Trade receivable from related parties	1,001,627	(4,751,792)
Inventories	(82,829)	242,444
Deposit with property developer	(26,362,858)	-
Advance to related parties	(8,360,820)	-
Prepayments and other receivables	(8,174,090)	(1,723,902)
Deferred cost	(3,499,172)	-
Accounts payable	30,938,378	2,800,945
Accounts payable to related parties	(331,067)	(411,664)
Advance from customers	(237,356)	727,105
Accrued expenses and other payables	(68,766)	1,606,989
Taxes payables	290,495	222,088
Deferred tax assets	(2,084,198)	(784,121)
Deferred tax liabilities	894,283	228,488
Net cash used in operating activities	(66,479,048)	(7,090,093)

Cash flows from investing activities
Purchase of real estate and related assets	(19,432,381)	(11,581,427)
Disposal of Fifth Season Investment development Co., Ltd	-	295,880
Acquisition of subsidiaries, net of cash acquired	(7,361,107)	(1,463,628)
Change in amount due from third parties	370,028	(77,225)
Change in amount on loans receivable from related parties	1,683,822	(1,971,802)
Net cash used in investing activities	(24,739,638)	(14,798,202)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	743,820	-
Additional capital contribution	3,724,506	13,273,424
Proceeds from short-term loans	76,563,435	11,768,627
Repayments of short-term loans	(31,097,606)	(14,654,936)
Proceeds from increase in notes payable	84,239,906	-
Repayments of notes payable	(38,410,226)	-
Proceeds from long-term loans	4,204,708	-
Change in amount due to third parties	6,657,690	(4,216,290)
Change in amount due to related parties	9,135,112	25,446
Change in restricted cash	(24,463,140)	15,677,240
Net cash provided by financing activities	91,298,205	21,873,511
Effect of foreign currency fluctuation on cash and cash equivalents	1,478	7,560
Net changes in cash and cash equivalents	80,997	(7,224)
Cash and cash equivalents, beginning of year	227,664	234,888
Cash and cash equivalents, end of year	$308,661	227,664

Supplemental cash flow information:
Interest paid	$9,551,984	$190,553
Income taxes paid	$77,774	$9,125

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s subsidiaries are summarized as follows:

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities

Fifth Season HK	February 2, 2007	Hong Kong	100%	Investment

Business Real Estates (China) Investment Holding Group Co., Ltd.,	November 19, 2008	Hong Kong	100%	Investment

The Fifth Season (Zhejiang) Technology Co., Ltd	November 6, 2009	PRC	100%	Marketing and trading of goods

The Fifth Season (Zhejiang) Trade Co., Ltd	September 15, 2009	PRC	100%	Marketing and trading of goods

Kairui (Hangzhou) Commercial Property Management Co., Ltd	August 2, 2010	PRC	100%	Investment, managing and leasing commercial properties

The Fifth Season Hangzhou Department Store Investment Management Co., Ltd	August 12, 2008	PRC	100%	Investing, managing and leasing commercial properties

The Fifth Season Jiashan Investment Management Co., Ltd	September 3, 2009	PRC	100%	Managing and leasing commercial properties and hotel management

The Fifth Season Wuxi Commercial Management Co., Ltd	November 9, 2009	PRC	100%	Managing and leasing commercial properties

The Fifth Season Liyang Investment	November 27, 2009	PRC	100%	Managing and leasing commercial properties

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT'D)

	Date of	Place of	Percentage of
Company	establishment	establishment	ownership	Principal activities
Management Co., Ltd

The Fifth Season Tengzhou Enterprise Management Co., Ltd	August 5, 2010	PRC	100%	Managing and leasing commercial properties

The Fifth Season Zibo Jiadu Commerce Co., Ltd	November 3, 2010	PRC	100%	Managing and leasing commercial properties

Shanghai Jiadu Commercial Management Co., Ltd	May 11, 2007	PRC	100%	Managing and leasing commercial properties

Shanghai Lomo Industrial Co., Ltd	September 2, 2008	PRC	100%	Managing and leasing commercial properties

The Fifth Season Shangdong Commercial Investment Co., Ltd	December 8, 2009	PRC	100%	Investing, managing and leasing commercial properties

The Fifth Season Zibo Lomo Commerce Co., Ltd	April 26, 2010	PRC	100%	Managing and leasing commercial properties;

The Fifth Season Tengzhou Real Estate Development Co., Ltd	January 26, 2011	PRC	51%	Investing, managing and developing commercial properties

The Fifth Season Shandong Trade Co., Ltd	March 22, 2011	PRC	100%	Marketing and trading of goods

Zibo Longyun Industrial and Trade Co., Ltd	August 12, 2002	PRC	100%	Marketing and trading of goods. Investing, managing and leasing commercial properties

The Fifth Season Binzhou Commerce Co., Ltd.	April 1, 2011	PRC	100%	Managing and leasing commercial properties

The Fifth Season Suqian Investment Management Co., Ltd	December 15, 2011	PRC	100%	Investing, managing and leasing commercial properties

The Fifth Season Jiashan Investment Management Co., Ltd has not started its operation in hotel management business as of December 31, 2011. The Fifth Season Shandong Trade Co., Ltd was disposed in the second quarter of 2011, and the Fifth Season Liyang Investment Management Co., Ltd was liquidated in the fourth quarter of 2011.

In November 2011, the Group terminated The Fifth Season (Zhejiang) Technology Co., Ltd’s online sales business due to our inability to comply with PRC law prohibiting foreign invested companies from conducting online commercial business in China. The Fifth Season (Zhejiang) Technology Co., Ltd is now mainly engage in marketing and trading of goods, and the terminated online business does not have immaterial impact on the Group’s consolidated financial statements.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately $32 million as of December 31, 2011. In addition the Group has commitments for the tenant improvement projects and the purchase of commercial properties totaled to $10.8 million as of December 31, 2011 Management believes that these factors raise substantial doubt about its ability to continue as a going concern. Based on future projections of the Group’s profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, additional fund was obtain by the Group as discussed in footnote 22, and the anticipated ability of the Group to obtain continued financing or related parties’ loan to finance its continuing operations, the Group’s management has prepared the consolidated financial statements on a going concern basis.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

As a result of the share exchange on March 31, 2011, Fifth Season HK became a subsidiary of Fifth Season International. The former Fifth Season HK’s stockholders owned a majority of common stock of the Company. The transaction was regarded as a reverse merger whereby Fifth Season HK was considered to be the accounting acquirer as its shareholders retained control of the Company after the share exchange, although Fifth Season International is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Fifth Season HK is the continuing entity for financial reporting purpose. SEC Manual requires that in a reverse acquisition of historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in-capital. Therefore, the financial statements have been prepared as if Fifth Season HK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. The non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest. If losses attributable to the parent and the non- controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests.

The results of operations of a reportable segment, a subsidiary or an asset group, that either has been disposed of or is classified as held for sale is reported in discontinued operations separately in the consolidated financial statements, if the operations and cash flows of the component have been eliminated from the ongoing operations as a result of the disposal transaction and that the Group will not have any significant continuing involvement in its operations after the disposal transaction.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Group evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Significant judgments and estimates include useful lives for amortization and depreciation, impairment of long-lived assets, fair value measurements, revenue recognition, allowance for doubtful accounts, deferred tax assets and liabilities, which represent critical accounting policies that reflect significant judgments and estimates used in the preparation of the Group’s consolidated financial statements. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

(d)	Cash and cash equivalents

Cash and cash equivalents includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

(e)	Restricted cash

Restricted cash consists of security deposits that serve as collateral for the notes payable, and short-term bank loans.

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

(h)	Amounts due from third parties/related parties

Accounting policy of trade receivable from related parties are the same as those described in trade receivable. Other than trade receivables, amounts due from third parties/related parties are loans recognized and carried at principle and respective interest of loan after deducting accounts collected or settles, less an allowance for uncollectible accounts, as needed. Interest income is recognized based on contractual interest rate on a straight- line basis over the terms of the respective loan agreements endorsed, if applicable.

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

None of the receivables of the Group are with collateral assets. Allowance of $3,653,036 and nil was provided for accounts receivables as of December 31, 2011 and 2010, respectively. No write-offs were provided for account receivable, accrued straight-line rents receivable or due from third parties/related parties as of December 31, 2011 and 2010, respectively.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(j)	Inventories

Inventories consist of goods purchased, which are stated at lower of cost or market. Cost is determined using weighted average method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose.

Where there is evidence that market value of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold. No provision was provided for the inventory as of December 31, 2011 and 2010, respectively.

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

Depreciation of real estate and related assets is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows:

	Years	Residual value
Commercial properties	30	5%
Tenant improvements	5-10	Nil
Office equipment and furniture	3-5	5%
Motor vehicles	4-5	5%

Upon the acquisition of real estate assets, the Group allocates the purchase price of real estate to the acquired tangible assets and liabilities based on each case on the fair value of acquired tangible assets such as buildings and prior tenant improvements at date of acquisition, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. Except for buildings, no other tangible assets or intangible assets were identified when acquiring the real estate assets for the period ended December 31, 2011 and 2010, respectively.

(l)	Impairment of long-lived assets

A long-lived asset (asset group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that results from the sale of a long-lived asset (asset group) are recognized at the date of sale.

A long-lived asset (asset group) classified as held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including among others, tenant’s payment history and financial condition, the likelihood of lease renewal, business condition in the industry in which tenants operate, changes in market rental rates, costs to operate property. The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

The Group suffered operating losses and negative cash flows from operating activities for the years ended December 31, 2011. Based on an assessment performed as of December 31, 2011, the Group concluded that the fair values of the long-lived assets exceeded their carrying amounts. Therefore, no impairment loss was recognized for the year ended December 31, 2011.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(m)	Foreign currency translation and transactions

The functional currencies of the Company is U.S Dollar (or “$”), and its subsidiaries in the PRC and Hong Kong are the Renminbi (“RMB”) and Hong Kong dollar (“HKD”), respectively.

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

The Group incurred a foreign currency exchange loss of $13,147 for the year ended December 31, 2011, and exchange loss of $291,542 for the year ended December 31, 2010, respectively.

The Group’s reporting currency is the U.S Dollar. Assets and liabilities of subsidiaries in the PRC and Hong Kong are translated to the reporting currency at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods, and equity is translated at historical exchange rate. Translation adjustments are reported in other comprehensive income.

(n)	Contingencies

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

(o)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its stockholders after transfer to reserves as required by relevant PRC laws, regulations and the articles of association. As stipulated by the relevant laws and regulations in the PRC, these PRC subsidiaries are required to maintain reserves which are non- distributable to shareholders. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and discretionary reserves. Statutory reserves can be used to offset previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserves may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of the Company’s PRC subsidiaries, the appropriation of the statutory reserves and other reserves is 10% of net profit after deducting accumulated deficit, if any, of the respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(p)	Revenue recognition

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

The installment method of recognizing revenue is used where the collectability of the sales price is not reasonably assured. The installment method apportions each cash receipt between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Certain sales are reported under the installment collection method resulting in deferred revenue (net of any allowance for bad debts) and costs until the collection of the sale.

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

The Group’s PRC subsidiaries are subject to a business tax of 5% for their revenues from straight-line rental and consulting service, which are recognized after net off business tax.

(q)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Group or a desire to lease the commercial properties, are expensed as incurred. Advertising costs amounting to $274,800 and $102,072 for the twelve months ended December 31, 2011 and 2010, respectively, were recorded in selling expenses.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(r)	Defined contribution plan

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

The total amounts for such employee benefits, which were expensed as incurred, were approximately $194,112 and $114,436 for the years ended December 31, 2011 and 2010, respectively.

(s)	Income tax

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

The Group follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Group recognizes interest on non-payment of income taxes under requirement by tax law. The Group recognizes penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Group’s PRC subsidiaries are subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2011 and December 31, 2010 respectively.

(t)	Earnings per share (“EPS”)

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

(u)	Comprehensive income

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

(v)	Segment reporting

The internal reporting structure used by management for making operating decisions and assessing performance is used as the source for presenting the Group’s reportable segments. The Group categorizes its operations into two business segments: trading and commercial properties leasing.

As the Group generates all of its revenues from customers in the PRC, no geographical segments are presented.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(w)	Fair value measurements

Financial instruments include cash and cash equivalents, restricted cash, accrued straight-line rents receivable, trade receivable, prepayments and other receivables, loans from related parties, deposit with property developer, short-term loans, notes payable, advance from customers, accounts payable, other payables, and loans payable to related parties and third parties. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

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

(x)	Recently issued accounting standards affecting the Group

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Group’s consolidated financial statements.

4.	CONCENTRATION OF RISK

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accrued straight-line rents receivable, trade receivable. As of December 31, 2011 and 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Trade receivable and accrued straight-line rents receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accrued straight-line rents receivable and trade receivable are mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers and suppliers

A summary of the customers in the segment of trading business, who accounted for 10% or more of the Group’s consolidated revenues for the periods ended December 31, 2011 and 2010 are as follows:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONCENTRATION OF RISK (CONT'D)

	Years ended December 31,
	2011	2010
Customer A	35%	22%
Customer B	20%	17%
Customer C	15%	*
Customer D	*	18%
Customer E	*	17%
Total	70%	74%

* less than 10%

In commercial properties leasing segment, there are no revenues from any customers for the years ended December 31, 2011 and 2010 which individually represent greater than 10% of the total revenue.

The above customers accounted for 73% and 67% of accounts receivable balance as of December 31, 2011 and 2010, respectively.

The Group had two major suppliers that accounted for 62% of the total purchase of goods for the year ended December 31, 2011, and two major suppliers that accounted for 72% of the total purchase of goods for the year ended December 31, 2010.

The above suppliers accounted 60% and nil of accounts payable balance as of December 31, 2011 and 2010, respectively.

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

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into $ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS PER SHARE

	Years ended December 31,
	2011	2010
Net income from continuing operations	$16,506	$9,335,343
Net income (loss) on discontinued operation	71,820	(286,604)
Less: Net loss attributable to the noncontrolling interest	(43,865)
Net income attributable to the Fifth Season’s common stockholders	132,191	9,048,739

Basic and diluted weighted average shares outstanding	397,937,888	391,543,500
Earning per share from continuing operations, net of tax	$0.00	$0.02
Loss per share from discontinued operations, net of tax	$0.00	$0.00

6.	BUSINESS COMBINATION

On March 31, 2011, pursuant to the terms of the Equity Sale and Purchase Agreement dated February 28, 2011, by and among The Fifth Season Shangdong Commercial Investment Co., Ltd (“Shandong TFS”) and two original individual stockholders of Zibo Longyun Industrial and Trade Co., Ltd (“Longyun”), the Group completed its acquisition of 100% of the equity interest of Longyun (the “Acquisition”). The total consideration was RMB58 million, approximately $8,846,160 in cash.

Longyun is primarily engaged in marketing and trading of goods, and plans to expand its business to the management and leasing of commercial properties. As a result of the acquisition, the Group expects to enhance its trading business in the near term and expects to enhance its real estate business when Longyun expands to the management and leasing of commercial properties.

For the Acquisition, the Group was obligated to pay a consideration of RMB58 million (approximately $8,846,160) in cash in exchange for 100% equity interest and assumed $3.2 million of debt of the acquired business. As of December 31, 2011, the Group has paid RMB58 million to the original stockholders of Longyun. The acquisition was accounted for under the acquisition method of accounting, and Longyun was included in the Group's consolidated financial statements from the acquisition date of March 31, 2011. Management reassessed the fair value of the major assets acquired and the liabilities assumed and concluded that a bargain purchase gain amounting to approximately $7.1 million resulted from the acquisition. Accordingly, the Group recognized the gain as a component of other income in the consolidated statement of income for the year ended December 31, 2011. Management believes that the Group was able to negotiate a bargain purchase price as a result of the prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	BUSINESS COMBINATION (CONT'D)

Acquirees’ Results of Operations

The following table presents the amount of net revenue, loss from operations and net loss of acquirees included in the Group's consolidated statements of operations from the date of the acquisition for the year ended December 31, 2011:

Periods from acquisition date to
December 31, 2011
Net revenue	$118,606
Loss from operations	(972,474)
Net loss	$(829,863)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the acquisition of Longyun occurred on January 1, 2010. The result includes the impact of fair value adjustment on property and the related adjustments on deferred taxes. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on date assumed above:

	Years ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Total revenue
Fifth Season	198,606,655	55,969,766
Longyun	242,581	491,150
Combined	$198,849,236	$56,478,616

Loss from operations
Fifth Season	(2,111,454)	(1,250,717)
Longyun	(1,180,819)	(889,147)
Combined	$(3,292,273)	$(2,139,864)

Net income(loss)
Fifth Season	920,604	9,048,739
Longyun	(1,051,089)	(881,499)
Combined	$(130,485)	$8,167,240

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DISCONTINUED OPERATIONS

In June 2011, the Group entered into an equity transfer agreement to sell the Fifth Season Shandong Trade Co., Ltd (“Shandong Trade”), one of the subsidiaries engaged in the sale of goods, to Mr. Huaiqu Wen, key management of the Company, and Mr. Dacheng Rao, key management of the Company and a relative of our President Mr. Lianmo Wu, for RMB10,000,000 (approximately $1.5 million) in cash. The decision to sell the subsidiary was based on the Group’s strategy to concentrate its efforts on developing the Group’s trading business in Hangzhou.

The Fifth Season Liyang Investment Management Co., Ltd (“Liyang TFS”) was liquidated on November 10th, 2011. The decision of liquidation was based on the Group’s strategy to concentrate its efforts on developing the Group’s lease business in Shandong and Shanghai.

The consolidated assets and liabilities of Shandong Trade and Liyang TFS have been classified on the balance sheet as net liabilities of discontinued operations. The asset and liabilities comprising the balances, as classified in the balance sheets, consist of:

	December 31, 2011	December 31, 2010

Assets to be disposed of	$-	$328,406

Liabilities to be disposed of	$-	$(577,218)

The consolidated net loss from operations of Shandong Trade and Liyang TFS has been classified on the statements of Income and Comprehensive income, as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Years ended
	December 31,
	2011	2010
Gain(Loss) from operations of the discontinued component	$178,967	$(382,139)
Gain(Loss) from discontinued operations	178,967	(382,139)
Income tax (expense) benefit	(107,147)	95,535
Net Gain(Loss) from discontinued operations	$71,820	$(286,604)

8.	RESTRICTED CASH

	December 31,	December 31,
	2011	2010

Restricted cash	$25,076,180	$-

As of December 31, 2011, restricted cash represents the security deposits that serve as collateral for the notes payable and letter of credit, amounting to $17,458,100 and $7,618,080 respectively.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSIT WITH PROPERTY DEVELOPER

	December 31,	December 31,
	2011	2010

Deposit with property developer	$28,293,184	$-

On April 1, 2011, the Group entered into an exclusive sales agency agreement with Zibo Mintai Property Development Co., Ltd. (“Mintai”), which required the Group to provide a deposit within 30 days of signing the agreement. The deposit to the property developer permits the Group to serve as the exclusive sales agent of certain properties and entitles the Group to earn commission equal to 80% of all proceeds of those properties in excess of the agreed target sales amount. Mintai must pay to the Company 100% of all sales proceeds until the deposit is fully recovered and then 80% of all sales proceeds thereafter as its commission. Income from Mintai is not recognized until after the deposit is fully recovered. Any deposit not recovered is refundable if the Group cannot meet the agreed target sales amount. Per a supplementary agreement signed on August 18, 2011, the property developer agreed to pay interest at a rate of 15% per annum on the deposit, starting from February 1, 2011 to January 31, 2012.

10.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31, 2011	December 31, 2010

Advance to suppliers	$7,753,707	$2,076,246
Tenant improvements of Mintai Building	2,989,928	-
Due from third party companies	686,720	999,688
Prepaid office rental, petty cash and others	479,502	193,824
Rental deposits to lessors	426,930	638,113
Prepaid taxes and input VAT	27,978	-
Total	$12,364,765	$3,907,871

Advance to suppliers were mainly the prepayments to the suppliers of the segment of the trading business for the guarantee of the supply of goods. As of April 6, 2012, approximately $0.05 million of advances to suppliers was settled.

For the year ended December 31, 2011, due from third party companies amounting to US$317,420 bore an interest rate of basic interest rate of People’s Bank of China per annum, which was 6.56% as of December 31, 2011,while the remaining balances as of Dec 31,2011 were non-interest bearing loans to third parties for their working capital purposes.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	REAL ESTATE AND RELATED ASSETS, NET

Real estate and related assets consist of the following:
	December 31, 2011	December 31, 2010
Commercial properties held for operating lease	$80,265,234	$42,012,894
Tenant improvements	6,198,100	2,791,370
Office equipment and furniture	565,415	376,768
Motor vehicles	279,868	217,816
	87,308,617	45,398,848
Less: accumulated depreciation	3,946,250	910,863
	83,362,367	44,487,985
Construction in progress	1,248,552	969,467
Total	$84,610,919	$45,457,452

The Group recorded depreciation expenses of $3,023,114 and $781,270 for the year ended December 31, 2011 and 2010, respectively.

Accumulated depreciation for real estate held for operating leasing, including commercial properties and tenant improvements were $3,753,330 and $854,025, as of December 31, 2011 and 2010, respectively.

Certificates of ownership of certain commercial properties with an aggregate carrying value of $982,679 are still in the application process.

Certain commercial properties with an aggregate carrying value of $37,162,981 and 7,690,447 were pledged as collateral for short-term borrowings and a letter of credit for the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, certain commercial properties with an aggregate carrying value of $1,135,316 and $5,374,748, respectively, were pledged as collateral for bank loans of a related party, Fifth Season Industrial (Original: Hangzhou Huaren Costume Co., Ltd).

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	December 31, 2011			December 31, 2010

	Interest			Interest
Lender	rate	Maturity date	Balance	rate	Maturity date	Balance

Short-term borrowings
Lishuang Lu	-	-	-	19.44%	February 17, 2011	$3,640,800
Mingyou Chen	-	-	-	22.80%	February 20, 2011	5,006,100
Shanghai Fuxing Pawnshop Co, ltd	-	-	-	36.00%	February 26, 2011	2,578,900
Shanghai Shencai Pawnshop Co, ltd	-	-	-	36.00%	February 20, 2011	841,935
Subtotal			$-			$12,067,735

Entrusted bank loans

China CITIC Bank	1	January 27, 2012	$47,613,000	-	-	-

Short-term bank loans

China Construction Bank	2	April 18,2012	1,904,520	-	-	-
	3
China CITIC Bank		April 13, 2012	5,554,850
	4
Guangdong Development Bank		January 15, 2012	2,698,070
	5
China Minsheng Bank		August 1, 2012	3,174,200
Subtotal			$13,331,640			$-
Total			$60,944,640			$12,067,735

Long-term borrowings, related party	December 31, 2011			December 31, 2010
	Interest			Interest	Maturity
Lender	rate	Maturity date	Balance	rate	date	Balance
Shaopin Lu	12.00%	March 1, 2013	4,250,000	-	-	-

Total			$4,250,000			$-

__________________________________________________________________________________________________________________________________________
1Floating rate, 258% of basis interest rate of PBOC, which is 16.5% as of December 31, 2011
2Floating rate, 115% of basis interest rate of PBOC, which is 7.26% as of December 31, 2011
3Floating rate, 120% of basis interest rate of PBOC, which is 7.73% as of December 31, 2011
4Floating rate, 110% of basis interest rate of PBOC, which is 6.71% as of December 31, 2011
5Floating rate, 120% of basis interest rate of PBOC, which is 7.87% as of December 31, 2011

The weighted average interest rate for the outstanding short-term bank loans was 14.53% and 25.53% as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the outstanding short-term bank loan from China Construction Bank was secured by commercial properties valued at $9,218,968. The outstanding short-term loan from China CITIC Bank was secured by a pledge of commercial properties valued at $4,009,562 and was guaranteed by Mr. Lianmo Wu, the Chairman of our Board of Directors and a major stockholder of the Group. The outstanding short-term loan from Guangdong Development Bank was guaranteed by Mr. Lianmo Wu, his spouse, Ms. Chushing Cheung, and our Chief Operating Officer, Xiaolei Xing. The loan was also collaterlized by third party pledges of property and private dwellings. The outstanding short-term loan from China Minsheng Bank was pledged by commercial properties valued at $5,323,267 and was guaranteed by Mr. Lianmo Wu and his wife, Ms. Chushing Cheung.

As of December 31, 2010, the outstanding short-term borrowings were mortgaged by commercial properties amounting to $7,690,447, among which borrowing from Lishuang Lu was also guaranteed by Mr. Wu and his spouse, Ms. Chushing Cheung.

Long-term borrowing from a related party Shaopin Lu was guaranteed by Mr. Lianmo Wu and his wife, Ms. Chushing Cheung.

The entrusted loan from China CITIC Bank has been renewed in January 2012, and the loan from Guangdong Development Bank matured in January 2012 has been subsequently repaid

The interest expenses were $10,226,076 and $550,013 for the year ended December 31, 2011 and 2010, respectively.

The weighted average amounts of the borrowings were $62,625,986 and $5,407,652 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Group is in compliance with the covenant requirements with respect to the outstanding borrowings except for the loan with China Construction Bank of Longyun (see above) which it is not in compliance with the loan covenant. Longyun entered into a loan agreement with China Construction Bank on April 18, 2011 for borrowing $1,904,520 for the purpose of maintaining cash flow. The loan will be repayable in 12 months at an interest rate of 15% above the base rate published by the People’s Bank of China. According to the loan agreement, Longyun’s debt and capital ratio should not be higher than 65%, current ratio should not be lower than 1 and quick ratio should not be lower than 7. Longyun’s current ratio and quick ratio were lower than 1 as of December 31, 2011. The Group anticipates repaying the loan obligation on its maturity date which is April 18, 2012.

Annual basic rate of People’s Bank of China (PBOC) was 6.1% for short-term loan with duration of six months or less and 6.56% for short-term loan with duration between six months and twelve months as of December 31, 2011.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	NOTES PAYABLE

The Group has executed credit facilities with China CITIC Bank, Shanghai Pudong Development Bank and China Minsheng Bank that provided for working capital in the form of bank acceptance bills or letter of credit.

The funds borrowed under bank acceptance bills are non-interest bearing and are generally repayable within six months. The funds under the letter of credit from Shanghai Pudong Development Bank are interesting bearing from 6.7% to 6.9%, with a one-year term. Certain deposits amounting to approximately $25 million and properties amounting to approximately $13.2 million are used as collateral are required for the notes payable amounting to approximately $47 million.

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2011	December 31, 2010

Accrued rental expense and other related costs	$1,254,600	$730,297
Accrued interest expense	1,082,958	368,866
Payroll and welfare payable	20,239	33,390
Rental deposits from lessees and others	1,417,527	627,577
Total	$3,775,324	$1,760,130

15.	AMOUNT DUE TO THIRD PARTIES

	December 31, 2011	December 31, 2010

Due to third parties	$6,824,530	$-

Due to third parties are non-interest bearing short-term loans due on demand for working capital purpose.

16.	RESTRICTED NET ASSETS

In accordance with relevant PRC statutory laws and regulations, the Company’s PRC subsidiaries are restricted to transfer funds to the off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings, if any.

The Group’s ability to pay dividends or transfer funds to the stockholder through loans and/or advances is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiary only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries. Gain on business combination recorded in accordance with U.S. GAAP is not distributable as a result of GAAP difference and no unrestricted retained earnings from the Group’s PRC subsidiaries.

Therefore, the Group’s restricted net assets, comprising of the Company’s common stock and net assets of Company’s PRC subsidiaries, were $43,181,656 and $36,482,012 as of December 31, 2011 and 2010, respectively.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d) Income tax (expenses) benefits

The reconciliation of income taxes computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Years ended December 31,
	2011	2010
Income (loss) before income tax	$(1,613,138)	$8,875,245
Tax at statutory rate	295,040	(2,218,811)
Gain on the business combination	1,779,125	2,678,909
Change in valuation allowance	(425,678)	-
Non-deductible expenses	(18,843)	-
Income tax benefit	$1,629,644	$460,098

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	TAXATION (CONT'D)

The significant components of income tax expense are as follows:

	Years ended December 31,

	2011	2010

Current tax expense	$-	$-
Net operating tax loss carried forward	2,222,613	371,482
Valuation allowance of the beginning balance	(215,583)	-
Deferred tax benefit (expense)	(377,386)	88,616
Income tax benefit	$1,629,644	$460,098

e) Deferred tax assets and liabilities

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases used for income tax purposes. Significant components of the Group's deferred tax assets and liabilities are as follows:

	December 31,	December
	2011	31, 2010

Deferred tax assets:
Tax loss carryforwards	$3,271,797	$729,881
Accrued rental expense and other related costs	321,056	249,850
Total	3,592,853	979,731
Less: valuation allowance	(431,423)	-
Deferred tax assets, net	3,161,430	979,731

Deferred tax liabilities:
Effect of differences between assigned value of property and their tax basis	13,130,387	6,942,528
Effect of differences between straight-line rental income and taxable rental income	1,163,104	298,799
	14,293,491	7,241,327
Net deferred tax liabilities	$11,132,061	$6,261,596

The Group’s RPC subsidiaries have tax loss carryforwards available amounting to approximate $0.3 million, $1.8 million and $10.7 million, which begin to expire in 2014, 2015 and 2016, respectively, if unused by the offset of future taxable income of the individual subsidiaries.

The Group believes that the remaining tax loss carryforwards from Fifth Season HK, Shandong TFS and Zibo Lomo amounting to $2.1 million is unlikely be deductable in the future years and therefore the corresponding deferred tax assets were recognized with full allowance provided.

The Group has cumulative undistributed earnings of approximately $9 million s of December 31, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in its operations in PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if The Group concluded that such earnings will be remitted in the future.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	STRAIGHT-LINE RENTAL INCOME AND RELATED EXPENSES

a) The Group’s real estate assets are leased to customers under operating leases. These leases have initial terms of 1 to 20 years, and usually the Group offers a rental holiday ranging from 2 to 12 months. The minimum rental amounts under the leases are generally subject to scheduled fixed increases.

The following table summarizes future minimum base rents to be received from customers for leases in effect as of December 31, 2011:

Year	Amount
2012	$4,602,910
2013	5,671,597
2014	5,801,191
2015	5,490,248
2016	4,326,316
Thereafter	28,478,563
$54,370,825

The following table summarizes future minimum base rents to be received from customers under subleases as of December 31, 2011:

Year	Amount
2012	$747,743
2013	1,304,556
2014	567,847
2015	565,703
2016	278,309
Thereafter	209,740
$3,673,898

19.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Investment”)	Controlled by one of stockholders
Zhejiang the Fifth Season Industrial Co., Ltd. (“Fifth Season Industrial”) (Original: Huaren Costume )	Controlled by one of stockholders
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by one of stockholders
Hangzhou Hengding Plastics & Wood Tools Co., Ltd .(“Hangzhou Hengding”)	Controlled by one of stockholders
Hangzhou Liuhe Industrial Co., Ltd. (“Hangzhou Liuhe”)	Controlled by one of stockholders
Hangzhou Haigang Technology Co., Ltd. (“Hangzhou Haigang”)	Controlled by one of stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by one of stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by one of stockholders
Jiashan Lijing Mingzuo Entertainment Co., Ltd. (“Jiashan Lijing”)	Controlled by one of stockholders
The Fifth Season Shandong Trade Co., Ltd	Controlled by one of stockholders
Hangzhou Yinli Decorative Lighting Co., Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Hangzhou Buy Bar	Controlled by one of stockholders
Shandong Demian Group Co., Ltd. (“Shandong Demian”)	Controlled by one of stockholders
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by one of stockholders
Lianmo Wu	Stockholder and Chairman of Board of Directors
Chushing Chueng	Stockholder
Shaoping Lu	Stockholder and CEO of Group
Hangzhou Hengji Energy Company Ltd. (“Hangzhou Hengji”)	Stockholder
Hongsen Xu	Key management
Dacheng Rao	Key management
Huaiqu Wen	Key management

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND BALANCES (CONT'D)

a) Trade and rents receivables from related parties consist of the following:

	December 31, 2011	December 31, 2010

Shandong Demian Group Co. Ltd.	$2,766,665	$-
The Fifth Season Shandong Trade Co., Ltd	631,666	-
Hangzhou Hengding	-	4,681,145
Zhejiang the Fifth Season Industrial Co., Ltd. (Original:
Huaren Costume)	200,262	191,417
Dacheng Rao	472,401
Total	$4,070,994	$4,872,562

In May 2011, our ultimate stockholders withdrew their capital injected into Hangzhou Hengding in 2010. Conseq uently, we have no significant influence over Hangzhou Hengding, and we conclude that Hangzhou Hengding is not our related party since then.

b) Loans receivables from related parties consist of the following:

	December 31, 2011	December 31, 2010

Jiashan Lijing	$-	$758,500
Hangzhou Liuhe	-	592,561
Hangzhou Haigang	-	775,490
Nantong Commercial	25,871	-
Hangzhou E-commerce (Original: Hangzhou Costume)	312,839	-
Hangzhou Yiyue E-commerce	15,871	-
Huaiqu Wen	142,204
Total	$496,785	$2,126,551

Loans receivable from related parties were short-term loans for additional working capital purpose of such related parties, which were non-interest bearing and are due on demand. c) Advance to suppliers, related parties consists of the following:

	December 31, 2011	December 31, 2010

Yinli Decorative Lighting	$5,713,561	$-
Hangzhou Hengji	2,856,780	-
Total	$8,570,341	$-

d) Accounts payable to related parties consists of the following:

	December 31, 2011	December 31, 2010

Yinli Decorative Lighting	$-	$324,374

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND BALANCES (CONT'D)

e) Short term loans payable to related parties consists of the following:

	December 31, 2011	December 31, 2010

Fifth Season Industrial	$574,530	$-
Zhejiang Investment	1,169,858	763,051
Hangzhou Real Estate	40,471	-
Hangzhou Buy Bar	8,024	-
The Fifth Season Shandong Trade Co., Ltd	5,351,384	-
Hongsen Xu	57,070	70,726
Yinli Decorative Lighting	344,231	-
Lianmo Wu	929,328	-
Hangzhou Hengji	1,587,100	-
Total	$10,061,996	$833,777

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

f) Long-term loans payable to related parties consists of the following

	December 31, 2011	December 31, 2010

Shaoping Lu	$4,250,000	$-

Long-term loans to related party was interest bearing, see Note 12 for the interest rate and guarantee of the loan

g) Significant related party transactions other than loans are as follows:

		Years ended December 31,
	Transaction	2011	2010
Yinli Decorative Lighting	Purchase	$-	$11,501,597
	Tenant improvement	-	601,377
Yinli Decorative Lighting	projects
Hangzhou Hengding	Sales	-	4,620,350
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume)	Sales	-	159,549
Shandong Demian	Sales	4,556,528
The Fifth Season Shandong Trade Co., Ltd	Sales	526,687
Dacheng Rao	Leasing	460,852
Huaiqu Wen	*Equity transfer	851,565
Dacheng Rao	*Equity transfer	696,735	-

*In June 2011, the Group entered into an equity transfer agreement to sell the Fifth Season Shandong Trade Co., Ltd (“Shandong Trade”), one of the subsidiaries engaged in the sale of goods, to Mr. Huaiqu Wen and Mr. Dacheng Rao, a relative of our Chairman of Board of Directors, Mr. Lianmo Wu, for RMB10,000,000 (approximately $1.5 million) in cash. The net assets of the Shangdong Trade was RMB 10,028,379 (approximately $ 1.5 million). No material gain/loss was recorded.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	COMMITMENTS AND CONTINGENCIES

a) Capital Commitments

Commitments for the tenant improvement projects and the purchase of commercial properties totaled $10,838,348 as of December 31, 2011.

b) Lease commitments

As of December 31, 2011, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2012	$2,050,390
2013	2,061,742
2014	2,114,551
2015	1,858,919
2016	1,029,712
Thereafter	790,972
Total	$9,906,286

c) Contingencies

The Group is a defendant in a lawsuit filed by a former lessor for alleged breach of contract. The suit asks for actual and punitive damages totaling $991,938. The Group believes the suit is completely without merit and intends to vigorously defend its position. The Group is unable at this time to predict the outcome of this litigation or whether the Group will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Group.

As of December 31, 2011, the Group had delivered guarantees on behalf of related party Yinli for RMB12 million (approximately $1.8 million) in bank loans. The Group would be obligated to fulfill Yinli’s obligations under the loans in the event that Yinli is unable to meet these obligations. Should the Group be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Yinli. As of December 31, 2011, the Group had mortgaged certain of the Group’s commercial properties amounting to $1.1 million as collateral for private loans for Fifth Season Industrial. The Group would be obligated to fulfill Fifth Season Industrial’s obligations under the loans in the event that Fifth Season Industrial is unable to meet these obligations. Should the Group be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Fifth Season Industrial.

The Group did not accrue for any contingencies as of December 31, 2011.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year ended December 31, 2011

	Commercial
	properties	Trading	Others	Elimination	Total segments
	leasing
External revenue	$4,632,751	$194,094,360	$-	$-	$198,727,111
Gain on business combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	$1,664,564	$(203,352)	$(1,372,886)	$-	$88,326

Year ended December 31, 2010

	Commercial
	properties
	leasing	Trading		Others	Elimination	Total segments
External revenue	$1,547,351	$54,375,945	$	*46,470	$-	$55,969,766
Gain on business combination	10,715,634	-		-	-	10,715,634
Segment profit (loss)	$9,106,445	$17,881		$(75,587)	$-	$9,048,739

*Revenue from other segment consist of small on-line sales of goods

22.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

In January 2012, we obtained a $4.76 million non-interest bearing bank acceptance from Guangdong Development Bank which matures in July, 2012, and is secured by a $2.38 million bank deposit of the Group.

In February 2012, we obtained a $19 million non-interest bearing bank acceptance from China Minsheng Bank which matures in August, 2012, and is secured by a $11.1 million bank deposit of the Group.

In February 2012, Shandong Shengli agreed to extend the duration of its entrusted loan agreement with the Group to July 31, 2012, from its original maturity date of January 27, 2012.

In March 2012, the Group obtained a short-term entrusted loan from Junling Property Consulting (Shanghai) Co., Ltd. through Bank of Ningbo amounting to approximately $7.6 million, which matures in June 2012, and is secured by a pledge of the Group’s commercial properties valued at $10.7 million.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated October 12, 2010, among the Company, Fifth Season (Hong Kong) International Limited and its shareholders. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the Company on October 18, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form 10, filed by the Company on March 24, 2008)
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on October 27, 2010)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the registration statement on Form 10, filed by the Company on March 24, 2008).
10.1

Securities Purchase Agreement, dated September 20, 2010, by and among the Company, and the accredited investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010).

10.2

Repurchase Agreement, dated September 20, 2010, among the Company and Belmont Partners, LLC (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.3

Merchant Authorize Agency Service Contract, dated June 30, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Zhejiang Longding Holding Group Co., Ltd . (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.4

Sale Contract, dated August 11, 2010, between Shanghai Senhong Metal Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.5

Rent and Operation Contract, dated February 5, 2010, by and among Liyang The Fifth Season Investment Management Co., Ltd and Quanjuxiang Catering (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.6

Rent and Operation Contract, dated July 29, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Liyang Jinhui Property Development Co., Ltd. (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.7

Rent and Operation Contract, dated July 28, 2009, by and among The Fifth Season Investment Management Co., Ltd. and Wuxi Nankai Real Estate Development Co., Ltd. (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.8

Equity Transfer Agreement, dated December 1, 2010, by and among Fifth Season Commerce and Trade Co., Ltd. and Zhumin Zhang. (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed by the Company on April 6, 2011)

10.9

Rent and Operation Contract, dated July 15, 2010, by and among Tengzhou the Fifth Season Enterprise Management Co., Ltd. and Tengzhou Xinxing Property Development Co., Ltd. 1st Branch (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.10

Cooperative Business Operation Contract, dated August 17, 2009, by and among the Fifth Season General Merchandise Investment Management Co., Ltd., Haiming He and Xiaodong Yang. (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.11

Agreement for Sale of Property, dated December 21, 2009, Shandong the Fifth Season Commercial Investment Co., Ltd and Zibo Tongxinde Trade Co., Ltd Development Co., Ltd (incorporated by reference to Exhibit 10.11 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.12

Loan Agreement, dated February 18, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Lishuang Lu. (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.13

Loan Agreement, dated February 23, 2011, by and among Hong Kong the Fifth Season International, Lianmo Wu, Zhucheng Zhang and Shaoping Lu (incorporated by reference to Exhibit 10.13 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.14

Entrusted Loan Agreement dated January 28, 2011, Shandong the Fifth Season Commercial Investment Co., Ltd and China CITIC Bank. (incorporated by reference to Exhibit 10.14 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.15

Loan Agreement, dated February 21, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Mingyou Chen. (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.16

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 4.5 million loan) (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.17

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 6.25 million loan) (incorporated by reference to Exhibit 10.17 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.18

Loan Agreement, dated February 27, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd and Shanghai Fuxing Pawnbroker Co., Ltd. (for RMB 6.25 million loan) (incorporated by reference to Exhibit 10.18 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.19

Loan Agreement, dated February 21, 2011, by and among the Fifth Season General Merchandise Investment Management Co., Ltd. and Shanghai Shencai Pawnbroker Co., Ltd. (incorporated by reference to Exhibit 10.19 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.20

Agreement for Sale of Goods, dated January 12, 2011, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd. and Guangdong Yuehe Assets Management Co., Ltd. (incorporated by reference to Exhibit 10.20 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.21

Agreement for Sale of Commodity, dated October 12, 2010, by and between The Fifth Season (Zhejiang) Commerce and Trade Co., Ltd. and Shanghai Tongli Metal Co., Ltd. (incorporated by reference to Exhibit 10.21 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.22

Agreement for Sale of Goods, dated September 1, 2010, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd and Guangdong Guanghong International Trade Group Co., Ltd. (incorporated by reference to Exhibit 10.22 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.23

Agreement for Sale of Goods, dated February 19, 2011, by and among the Fifth Season (Zhejiang) Commerce and Trade Co., Ltd and Guangdong Yuehe Assets Management Co., Ltd. (incorporated by reference to Exhibit 10.23 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.24

Equity Transfer Agreement, dated December 1, 2010, by and among Fifth Season Commerce and Trade Co., Ltd. and Lianmo Wu. (incorporated by reference to Exhibit 10.24 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.25

Amended and Restated Executive Employment Agreement, dated December 9, 2011, between Shaoping Lu and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.25 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.26

Amended and Restated Executive Employment Agreement, dated December 9, 2011, between Zhumin Zhang and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.26 of the current report on Form 8-K filed by the Company on January 18, 2011)

10.27

Sale Contract, dated February 10, 2010, between The Fifth Season (Zhejiang) Trade Co., Ltd. and Hangzhou Hengding Plastic & Wood Tools Co., Ltd (incorporated by reference to Exhibit 10.28 of the current report on Form 8-K/A filed by the Company on June 17, 2011)

10.28

Sale Contract, dated May 5, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.28 of the current report on Form 8-K/A filed by the Company on September 2, 2011) Amended and Restated Executive Employment Agreement, dated December 9, 2011, between

10.29	Xiaolei Xing and Fifth Season International, Inc. (incorporated by reference to Exhibit 10.29 of the current report on Form 8-K filed by the Company on January 18, 2011)
10.30

Sales Agency Agreement, dated April 1, 2011, between the Fifth Season Shandong Commercial Investment Co., Ltd. and Zibo Mintai Property Development Co., Ltd. (incorporated by reference to Exhibit 10.30 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.31

Sale Contract, dated December 1, 2010, between Kunlun International Trade Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.31 of the current report on Form 8-K/A filed by the Company on September 2, 2011)

10.32

Sale Contract, dated June 10, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.32 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.33

Sale Contract, dated February 5, 2010, between Zhejiang Jinghua Industry Co., Ltd. and the Fifth Season (Zhejiang) Trade Co., Ltd. (incorporated by reference to Exhibit 10.33 of the current report on Form 8-K/A filed by the Company on December 16, 2011)

10.34

Cancellation Notice, dated August 28, 2011, from The Fifth Season Liyang Investment Management Co., Ltd. to Quan Ju Xiang Catering Co., Ltd. (incorporated by reference to Exhibit 10.34 of the current report on Form 8-K/A filed by the Company on February 8, 2012)

10.35

Employment Agreement, dated December 21, 2011, between the Company and Glen Shear (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 23, 2011)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the current report on Form 8-K/A filed by the Company on September 2, 2011)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002