Form 10-Q
period 2012-03-31
Fifth Season International, Inc.
filed 2012-05-15
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-53141

FIFTH SEASON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0855681
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2012

TABLE OF CONTENTS

PART I	1
FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	31
ITEM 4.	CONTROLS AND PROCEDURES.	31

PART II	32
OTHER INFORMATION	32

ITEM 1.	LEGAL PROCEEDINGS.	32
ITEM 1A.	RISK FACTORS.	32
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	32
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	32
ITEM 4.	(REMOVED AND RESERVED).	32
ITEM 5.	OTHER INFORMATION.	32
ITEM 6.	EXHIBITS.	32

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income (Loss)	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 19

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,481,329	$308,661
Restricted cash	27,484,510	25,076,180
Accrued straight-line rents receivable, net of doubtful provision in amount of $609,062 and nil, respectively	3,790,710	3,462,279
Accounts receivable, net of doubtful provision in amount of $3,656,719 and 3,653,036, respectively	40,738,143	49,608,100
Trade and Rents receivable from related parties	3,677,942	4,070,994
Inventories	66,229	295,737
Deposit with property developer	28,321,707	28,293,184
Advance to suppliers, related parties	8,578,980	8,570,341
Prepayments and other receivables	21,508,584	12,364,765
Loans receivable from related parties	647,509	496,785
Current deferred tax assets	624,973	327,145
Deferred cost	3,590,476	3,586,860
Total current assets	142,511,092	136,461,031
Non-current assets
Real estate and related assets, net	83,898,905	84,610,919
Long term prepaid lease	385,215	428,718
Prepayment for acquisition of properties	4,726,970	4,722,209
Long-term deferred tax assets	3,429,967	2,834,285
Total non-current assets	92,441,057	92,596,131
TOTAL ASSETS	$234,952,149	$229,057,162

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$62,753,650	$60,944,640
Accounts payable	35,481,322	37,396,108
Notes payable	51,791,620	46,978,160
Advance from customers	207,163	737,647
Accrued expenses and other payables	4,368,130	3,775,324
Amounts due to third parties	10,512,428	6,824,530
Taxes payable	844,841	613,610
Loans payable to related parties	10,583,463	10,061,996
Current deferred tax liabilities	1,180,787	1,311,401
Total current liabilities	177,723,404	168,643,416
Non-current liabilities
Long term bank loans	4,250,000	4,250,000
Long term deferred tax liabilities	13,031,679	12,982,090
Total liabilities	195,005,083	185,875,506

Commitment and contingencies

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at March 31, 2012 and December 31, 2011	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 399,999,847 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	4,000	4,000
Additional paid in capital	30,191,115	30,191,115
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	5,739,525	9,000,724
Accumulated other comprehensive income	3,303,295	3,259,583
Total stockholders’ equity	39,241,927	42,459,414

Noncontrolling interest	705,139	722,242
Total equity	39,947,066	43,181,656
TOTAL LIABILITIES AND EQUITY	$234,952,149	$229,057,162

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Sales	$35,831,978	$25,988,880
Straight-line rental income	1,682,379	929,419
Contingent rental income and others	2,886	81,034
Total revenue	37,517,243	26,999,333

Cost of goods sold	35,677,273	25,377,060
Expenses applicable to straight-line rental income	1,216,681	1,003,373
Expenses applicable to contingent rental and others	-	97,636
Total cost	36,893,954	26,478,069
Gross profit	623,289	521,264

Operating expenses
Selling expenses	292,612	219,112
General and administrative expenses	2,252,393	1,327,318
Total operating expenses	2,545,005	1,546,430
Loss from operations	(1,921,716)	(1,025,166)

Other income (expenses)
Interest income	615,424	1,546
Interest expense	(2,654,997)	(2,150,977)
Net non-operating (expense)/income	(235,290)	3,537
Gain on business combination	-	7,116,499
Other income (expenses), net	(2,274,863)	4,970,605
Income (loss) before income tax	(4,196,579)	3,945,439
Income tax benefit	918,313	623,464
Net income (loss) from continuing operations	(3,278,266)	4,568,903
Discontinued operations
Loss from operations of the discontinued component, including gain/loss on the disposal of Nil	-	(43,077)
Income tax	-	10,769
Net loss on discontinued operation	-	(32,308)
Income/(loss) before extraordinary items	(3,278,266)	4,536,595

Less: net loss attributable to the non-controlling interest	(17,067)	-
Net income (loss) attributable to the Fifth Season’s common stockholders	$(3,261,199)	$4,536,595

Comprehensive income (loss):
Net income (loss)	$(3,278,266)	$4,536,595
Foreign currency translation adjustment	60,743	156,167
Comprehensive income (loss)	(3,217,523)	4,692,762
Less: comprehensive loss attributable to the non-controlling
interests	(36)	(35,745)
Comprehensive income(loss) attributable to the Fifth Season’s common stockholders	$(3,217,487)	$4,728,507

Basic and diluted weighted average shares outstanding	399,999,847	391,637,459
Basic and diluted earnings(loss) per share
-Continuing operations	$(0.01)	$0.01
-Discontinued operations	$0.00	$(0.00)
-Continuing and discontinued operations	$(0.01)	$0.01

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided (used) in operating activities	$(1,734,834)	$(31,400,981)

Cash flows from investing activities
Purchase of real estate and related assets	164,735	(11,046,617)
Acquisition of subsidiaries, net of cash acquired		(4,183,806)
Change in amount due from third parties	(3,422,086)	(183,814)
Change in amount due from related parties	(149,480)	(5,856,775)
Net cash used in investing activities	(3,406,831)	(21,271,012)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	-	747,203
Proceeds from capital injection by controlling stockholders	-	637,831
Proceeds from short-term loans	7,609,920	47,620,650
Proceeds from in notes payable	23,781,000	-
Proceeds from long-term loans	-	6,633,471
Repayments of short-term loans	(5,865,980)	-
Repayments of notes payable	(19,024,800)	-
Change in amount due to third parties	3,673,372	1,974,700
Change in amount due to related parties	512,020	(639,049)
Change in restricted cash	(2,378,100)	-
Net cash provided by financing activities	8,307,432	56,974,806
Effect of foreign currency fluctuation on cash and cash equivalents	6,901	7,979
Net changes in cash and cash equivalents	3,172,668	4,310,792
Cash and cash equivalents, beginning of year	308,661	228,763
Cash and cash equivalents, end of period	$3,481,329	$4,539,555

Supplemental cash flow information:
Interest paid	$2,269,790	$1,435,774
Income taxes paid	$3,281	$-

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Fifth Season Jiashan Investment Management Co., Ltd has not started its operation in hotel management business as of March 31, 2012.

2.	Going concern

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately US$35 million as of March 31, 2012. In addition the Group has commitments for the tenant improvement projects and the purchase of commercial properties totaled to $10.7 million as of March 31, 2012. Management believes that these factors raise substantial doubt about its ability to continue as a going concern. Based on future projections of the Group’s profits and cash inflows from operations, including commercial property leasing, providing agent service to properties sales, additional fund obtained by the Group as discussed in footnote 12, and the anticipated ability of the Group to obtain continued financing or related parties’ loan to finance its continuing operations, the Group’s management has prepared the consolidated financial statements on a going concern basis.

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

The consolidated interim financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Group’s Form 10-K previously filed with the SEC on April 16, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Group’s consolidated financial position as of March 31, 2012, its consolidated results of operations for the three-month periods and cash flows for the three-month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

(d)	Allowance for doubtful accounts

Accrued straight-line rents receivable, trade receivable, other receivables and due from third parties/related parties are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, credit quality of customers, account balance aging and prevailing economic conditions. Receivable balances are written off after all collection efforts have been exhausted.

None of the receivables of the Group are with collateral assets. Allowance of $3,656,719 and $3,653,036 was provided for trade receivable as of March 31, 2012 and December 31, 2011, respectively. Allowance of $609,062 and nil was provided for accrued straight-line rents receivables as of March 31, 2012 and December 31, 2011, respectively. No write-offs were provided for trade receivable, other receivables, accrued straight-line rents receivable or due from third parties/related parties as of March 31, 2012 and December 31, 2011, respectively.

(e)	Inventories

Inventories consist of goods purchased, which are stated at lower of cost or market. Cost is determined using weighted average method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to dispose.

Where there is evidence that market value of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold. No provision was provided for the inventory as of March 31, 2012 and December 31, 2011, respectively.

(f)	Real estate and related assets

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Upon the acquisition of real estate assets, the Group allocates the purchase price of real estate to the acquired tangible assets and liabilities based on each case on the fair value of acquired tangible assets such as buildings and prior tenant improvements at date of acquisition, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. Except for buildings, no other tangible assets or intangible assets were identified when acquiring the real estate assets for the period ended March 31, 2012 and the year ended December 31, 2011, respectively.

(g)	Impairment of long-lived assets

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

No impairment loss was recognized as of March 31, 2012 and December 31, 2011, respectively.

(h)	Revenue recognition

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

(i)	Fair value measurements

Financial instruments include cash and cash equivalents, restricted cash, accrued straight-line rents receivable, trade receivable, prepayments and other receivables, due from related parties, short-term loans, notes payable, advance from customers, accounts payable, other payables and amount due to related parties. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

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

(j)	Recently issued accounting standards affecting the Group

In the three months ended March 31, 2012, the FASB has not issued any Accounting Standards Update.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

4.	CONCENTRATION OF RISK

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accrued straight-line rents receivable, trade receivable. As of March 31, 2012 and December 31, 2011, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Trade receivable and accrued straight-line rents receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accrued straight-line rents receivable and trade receivable are mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers and suppliers

A summary of the customers in the segment of trading business, who accounted for 10% or more of the Group’s consolidated revenues for the periods ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Customer A	68%	*
Customer B	31%	*
Customer C	*	65%
Customer D	*	20%
Total	99%	85%

* less than 10%

In other segments, there are no revenues from any customers for three months ended March 31, 2012 and 2011 which individually represent greater than 10% of the total revenue.

The above customers accounted for 44% and nil of accounts receivable balance as of March 31, 2012 and 2011, respectively.

The Group had two major suppliers that accounted for 95% of the total purchase of goods for the three months ended March 31, 2012, and four major suppliers that accounted for 89% of the total purchase of goods for three months ended March 31, 2011.

The above suppliers accounted for 83% and 56% of accounts payable balance as of March 31, 2012 and 2011, respectively.

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

5.	EARNINGS PER SHARE

	Three months ended March 31,
	2012	2011
Net income (loss) from continuing operations	$(3,278,266)	$4,568,903
Net loss on discontinued operation	-	(32,308)
Less: Net loss attributable to the noncontrolling interest	(17,067)	-
Net income (loss) attributable to the Fifth Season’s common stockholders	(3,261,199)	4,536,595

Basic and diluted weighted average shares outstanding	399,999,847	391,637,459
Earning (loss) per share from continuing operations, net of tax	$(0.01)	$0.01
Loss per share from Discontinued operations, net of tax	$0.00	$(0.00)

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Advance to suppliers	$13,408,388	$7,753,707
Tenant improvements of Mintai Building	2,992,942	2,989,928
Due from third party companies	4,116,621	686,720
Prepaid office rental, petty cash and others	494,032	479,502
Rental deposits to lessors	427,360	426,930
Prepaid taxes and input VAT	69,241	27,978
	21,508,584	12,364,765

For the period ended March 31, 2012, due from third party companies were non-interest bearing loans to third parties for their working capital purposes.

Advance to suppliers were mainly the prepayments to the suppliers of the segment of trading business for the guarantee of the supply of goods.

7.	REAL ESTATE AND RELATED ASSETS, NET

Real estate and related assets consist of the following:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

	March 31,	December 31,
	2012	2011
	(Unaudited)
Commercial properties held for operating lease	$80,346,151	$80,265,234
Tenant improvements	6,204,349	6,198,100
Office equipment and furniture	583,600	565,415
Motor vehicles	280,151	279,868
	87,414,251	87,308,617
Less: accumulated depreciation	4,846,323	3,946,250
	82,567,928	83,362,367
Construction in progress	1,330,977	1,248,552
	$83,898,905	$84,610,919

The Group recorded depreciation expenses of $894,232 and $620,659 for three months ended March 31, 2012 and 2011, respectively.

Accumulated depreciation for real estate held for operating leasing, including commercial properties and tenant improvements were $4,617,653 and $3,753,330, as of March 31, 2012 and December 31, 2011, respectively.

Certificates of ownership of certain commercial properties with an aggregate carrying value of $975,285 are still in the application process.

Certain commercial properties with an aggregate carrying value of $36,893,835 and $37,162,981 were pledged as collateral for short-term borrowings and a letter of credit as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, certain commercial properties with an aggregate carrying value of $1,127,244 and $1,135,316, respectively, were pledged as collateral for bank loans of a related party, Fifth Season Industrial (Original: Hangzhou Huaren Costume Co., Ltd).

8.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	March 31, 2012			December 31, 2011
	(Unaudited)
	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Entrusted bank loans

China CITIC Bank	[1]	July 31, 2012	$47,661,000	[1]	January 27, 2012	$47,613,000
Ningbo Bank	24%	June 30, 2012	7,625,760
Subtotal			55,286,760

Short-term bank loans

China Construction Bank	[2]	April 18,2012	1,906,440	[2]	April 18,2012	1,904,520
China CITIC Bank	[3]	April 13, 2012	2,383,050	[3]	April 13, 2012	5,554,850
Guangdong Development Bank			-	[4]	January 15, 2012	2,698,070
China Minsheng Bank	[5]	August 1, 2012	3,177,400	[5]	August 1, 2012	3,174,200
Subtotal			7,466,890			13,331,640
			$62,753,650			$60,944,640

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Long-term borrowings	March 31, 2012			December 31, 2011
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Shaopin Lu	12.00%	March 1, 2013	$4,250,000	12.00%	March 1, 2013	$4,250,000

Subtotal			$4,250,000			$4,250,000

1Floating rate, 258% of basis interest rate of PBOC, 16.94% as of March 31, 2012
2Floating rate, 115% of basis interest rate of PBOC, 7.26% as of March 31, 2012
3Floating rate, 120% of basis interest rate of PBOC, 7.87% as of March 31, 2012
4Floating rate, 110% of basis interest rate of PBOC, 6.71% as of December 31, 2011
5Floating rate, 120% of basis interest rate of PBOC, 7.87% as of March 31, 2012

The weighted average interest rate for the outstanding short-term bank loans was 16.7% and 14.53% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2011, the outstanding short-term loan from China Construction Bank amounting to $1,906,440 was pledged by commercial properties amounting to $9,150,869. Short-term borrowing amounting to $2,383,050 from China CITIC Bank was secured by a pledge of commercial properties amounting to $3,979,819and guaranteed by Lianmo Wu, stockholder and Chairman of Board of Directors. This borrowing was originally $5,560,450 in total, of which $3,177,400 was repaid on March 31, 2012 and the rest was repaid on April 6, 2012 subsequently. The short-term loan from China Minsheng Bank amounting to $3,177,400 was pledged by commercial properties amounting to $5,285,422 and guaranteed by the stockholder Chushing Cheung and her husband Lianmo Wu. The short-term loan from Ningbo Bank amounting to $7,625,760 was pledged by commercial properties amounting to $10,662,556. Long-term borrowing from Shaopin Lu was guaranteed by Mr. Lianmo Wu and his wife, Ms. Chushing Cheung.

The interest expenses were $2,654,997 and $2,150,977 for the three months ended March 31, 2012 and 2011, respectively.

The weighted average amounts of the borrowings were $63,197,753 and $45,014,499 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Group is in compliance with the covenant requirements with respect to the outstanding borrowings except for the loan with China Construction Bank of Longyun (see above) which it is not in compliance with the loan covenant. Longyun entered into a loan agreement with China Construction Bank on April 18, 2011 for borrowing $1,906,440 for the purpose of maintaining cash flow. The loan will be repayable in 12 months at an interest rate of 15% above the base rate published by the People’s Bank of China. According to the loan agreement, Longyun’s debt and capital ratio should not be higher than 65%, current ratio should not be lower than 1 and quick ratio should not be lower than 0.7. Longyun’s current ratio and quick ratio were lower than 1 as of December 31, 2011. The maturity date of the loan is April 18, 2012 and Longyun is in default of the loan. The Group has orally agreed with China Construction Bank on extending maturity date from April 18, 2012 to May 18, 2012. During the period that the loan is in default, the Group is required to pay an additional interest penalty charged at 50% of the interest rate defined in the original loan agreement.

The Group had paid off the loan from China CITIC Bank amounting to $2,383,050 in April 2012, which is in compliance with the loan terms.

The following table summarizes the unused lines of credit:

	March 31,
	2012
Lender	Starting date	Maturity date	Facility amount	Unused facility

Guangdong Development Bank	July 4, 2011	July 4, 2012	$2,700,790	$317,740

Under the line of credit contract signed with Guangdong Development Bank on July 4, 2011, the above line of credit was guaranteed by Hangzhou the Fifth Season Store Co, Ltd., the shareholders Lianmo Wu and Chushing Cheung and Chief Operating Officer, Xiaolei Xing, and also collaterlized by third party pledges of property and private dwellings. As of March 31, 2012, the Group had executed credit facility amounting to $2,383,050 with Guangdong Development Bank that provided working capital in the form of Bank acceptance bills and $317,740 remained unused.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

9.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Accrued rental expense and other related costs	$1,443,873	$1,254,600
Accrued interest expense	1,469,622	1,082,958
Payroll and welfare payable	18,312	20,239
Rental deposits from lessees and others	1,436,323	1,417,527
	$4,368,130	$3,775,324

10.	RESTRICTED NET ASSETS

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

Therefore, the Group’s restricted net assets, comprising of the Company’s common stock and net assets of Company’s PRC subsidiaries, were $39,947,066 and $43,181,656 as of March 31, 2012 and December 31, 2011, respectively.

11.	TAXATION

The Company and its consolidated entities each files tax returns separately.

a)	Income tax expenses (benefits)

The reconciliation of income taxes computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Income (loss) before income tax	$(4,196,579)	$3,945,439
Tax at statutory rate	(1,014,593)	1,035,265
Gain on the business combination	-	(1,779,125)
Change in valuation allowance	96,280	95,330
Non-deductible expenses	-	25,066
Income tax benefit	$(918,313)	$(623,464)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

12.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by one of stockholders
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	Controlled by one of stockholders
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by one of stockholders
Hangzhou Liuhe Industrial Co., Ltd. (“Hangzhou Liuhe”)	Controlled by one of stockholders
Hangzhou Haigang Technology Co., Ltd. (“Hangzhou Haigang”)	Controlled by one of stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by one of stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by one of stockholders
Jiashan Lijing Mingzuo Entertainment Co., Ltd. (“Jiashan Lijing”)	Controlled by one of stockholders
The Fifth Season Shandong Trade Co., Ltd	Controlled by one of stockholders
Hangzhou Yinli Decorative Lighting Co.,Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Hangzhou Buy Bar	Controlled by one of stockholders
Shandong Demian Group Co., Ltd. (“Shandong Demian”)	Controlled by one of stockholders
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by one of stockholders
Lianmo Wu	Stockholder and Chairman of Board of Directors
Chushing Chueng	Stockholder
Shaoping Lu	Stockholder and CEO of Group
Hangzhou Hengji Energy Company Ltd. (“Hangzhou Hengji”)	Stockholder
Hongsen Xu	Key management
Dacheng Rao	Key management
Huaiqu Wen	Key management

a)	Trade and rents receivables from related parties consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Shandong Demian Group Co. Ltd.	$2,769,454	$2,766,665
The Fifth Season Shandong Trade Co., Ltd	-	631,666
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume)	200,464	200,262
Dacheng Rao	708,024	472,401
	$3,677,942	$4,070,994

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Trade receivable from Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume) was fully settled in April, 2012.

b)	Loans receivables from related parties consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Nantong Commercial	$25,896	$25,871
Hangzhou E-commerce( Original: Hangzhou Costume)	101,478	312,839
Yinli Decorative Lighting	377,788	-
Hangzhou Yiyue E-commerce	-	15,871
Huaiqu Wen	142,347	142,204
	$647,509	$496,785

Loans receivable from related parties were short-term loans for additional working capital purpose of such related parties, which were non-interest bearing and are due on demand.

c)	Advance to suppliers, related parties consists of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Yinli Decorative Lighting	$5,719,320	$5,713,561
Hangzhou Hengji	2,859,660	2,856,780
Total	$8,578,980	$8,570,341

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

d)	Short term loans payable to related parties consists of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Fifth Season Industrial	$2,369,879	$574,530
Zhejiang Investment	952,575	1,169,858
Hangzhou Real Estate	98,817	40,471
Hangzhou Buy Bar	-	8,024
The Fifth Season Shandong Trade Co., Ltd	4,724,476	5,351,384
Hongsen Xu	-	57,070
Yinli Decorative Lighting	-	344,231
Lianmo Wu	245,309	929,328
Hangzhou Hengji	2,192,407	1,587,100
	$10,583,463	$10,061,996

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

e)	Long-term loans payable to related parties consists of the following

	March 31, 2012	December 31, 2011
Shaoping Lu	$4,250,000	$4,250,000

Long-term loans to related party was interest bearing, see Note 8 for the interest rate and guarantee of the loan.

f)	Significant related party transactions other than loans are as follows:

		Three Months ended March 31,
	Transaction	2012	2011
Dacheng Rao	Leasing	$234,658	$--

13.	COMMITMENTS AND CONTINGENCIES

a)	Purchase Commitments

Commitments for the purchase of commercial properties and construction for building totaled to $10,706,327 as of March 31, 2012.

b)	Lease commitments

As of March 31, 2012, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2012	$1,704,720
2013	2,063,820
2014	2,116,683
2015	1,860,793
2016	1,030,750
Thereafter	791,769
$9,568,535

c)	Contingencies

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

As of March 31, 2012, the Group had delivered guarantees on behalf of related party Yinli for RMB12 million (approximately $1.9 million) in bank loans. The Group would be obligated to fulfill Yinli’s obligations under the loans in the event that Yinli is unable to meet these obligations. Should the Group be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Yinli.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

As of March 31, 2012, the Group had mortgaged certain of the Group’s commercial properties amounting to $1.1 million as collateral for private loans for Fifth Season Industrial. The Group would be obligated to fulfill Fifth Season Industrial’s obligations under the loans in the event that Fifth Season Industrial is unable to meet these obligations. Should the Group be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Fifth Season Industrial.

The Group did not accrue for any contingencies as of March 31, 2012.

14.	SEGMENT FINANCIAL INFORMATION

The Group determines segments based on how management makes decisions about allocating resources to segments and measuring their performance.

The Group’s operations are mainly classified into two principal reportable segments that provide different products or services: commercial properties leasing, and the purchase and sale of goods, which we refer to as trading. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets are not measurement reviewed by management. All corporate expenses and income tax expenses are allocated to the segments.

Three months ended March 31, 2012 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$1,685,265	$35,831,978	$-	-	$37,517,243
Segment profit (loss)	(2,286,514)	(585,263)	(406,489)		(3,278,266)

Three months ended March 31, 2011 (Unaudited)

	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$980,475	$25,988,880	$29,978*	-	$26,999,333
Gain on business Combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	5,074,722	210,167	(715,986)	-	4,568,903

*Revenue from other segment consist of small on-line sales of goods

15.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

In April 2012, we obtained a loan of RMB25 million (approximately $4 million) from China CITIC Bank for working capital.

In May 2012, we obtained a RMB96 million (approximately $15.2 million) non-interest bearing bank acceptance from Shanghai Pudong Development Bank which matures in November, 2012, and is secured by a RMB48 million (approximately $7.6 million) bank deposit of the Group.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only, references to:

  “Binzhou TFS” are to The Fifth Season Binzhou Commerce Co., Ltd., a PRC company;
  “Business Real Estates” are to Business Real Estates (China) Investment Holding Group Co., Ltd., a Hong Kong company;
  the “Company,” “we,” “us,” and “our” are to the combined business of Fifth Season International, Inc., a Delaware corporation, and its consolidated subsidiaries: “Fifth Season HK”, “Business Real Estates”, “ Kairui Real Estates”, “ TFS Technology”, “TFS Trade”, “TFS GM”, “Shandong TFS”, “Jiashan TFS”, “Wuxi TFS”, “Liyang TFS”, “TFS Tengzhou Enterprise”, “TFS Tengzhou Real Estate,” “Shanghai Jiadu”, “Shanghai Lomo”, “Zibo Jiadu”, “Zibo Lomo”, “Shandong Trade”, “Longyun”, and “Binzhou TFS”;
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
  “Renminbi” and “RMB” are to the legal currency of China;
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

Overview of our Business

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

As at March 31, 2012, we invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years.

We wholesale our commodities to wholesale and retail customers in China, including to Shanghai Senhong Metal Co., Ltd and Shanghai Quanhao Material Co., Ltd.

We operate our business in Hangzhou, Jiashan, Shanghai, Wuxi, Zibo, Tengzhou, Binzhou and Suqian.

First Quarter Financial Performance Highlights

The following are some financial highlights for the interim period ended March 31, 2012:

  Revenue: Revenue increased $10 million, or 36.71%, to $37 million for the three months ended March 31, 2012, from $27 million for the same period in 2011.

  Gross Profit and Margin: Gross profit decreased $0.4 million, or 84.58%, to $0.1 million for the three months ended March 31, 2012, from $0.5 million for the same period in 2011.

  Net income (loss) from continuing operation: Net loss from continuing operation was $3.4 million for the three months ended March 31, 2012, while net income from continuing operation of $4.5 million for the same period in 2011.

  Fully diluted earnings (loss) per share: Fully diluted loss per share was $(0.01) for the three months ended March 31, 2012, as compared to fully diluted earnings per share of $0.01 for the same period in 2011.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months ended March 31,

	2012		2011

		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance(%)

Sales from trading	35,831,978	95.51%	25,988,880	96.26%	9,843,098	37.87%

Rental and other revenues	1,685,265	4.49%	1,010,453	3.74%	674,812	66.78%
Total Revenue	37,517,243	100.00%	26,999,333	100.00%	10,517,910	38.96%

Cost of tangible goods sold	35,677,273	95.10%	25,377,060	93.99%	10,300,213	40.59%

Expenses applicable to rental and other revenue	1,216,681	3.24%	1,101,009	4.08%	115,672	10.51%

Costs and expenses applicable to sales and revenues	36,893,954	98.34%	26,478,069	98.07%	10,415,885	39.34%
Gross profit	623,289	1.66%	521,264	1.93%	102,025	19.57%

Selling expenses	292,612	0.78%	219,112	0.81%	73,500	33.54%
General and administrative expenses	2,252,393	6.00%	1,327,318	4.92%	925,075	69.70%
Interest income	615,424	1.64%	1,546	0.01%	613,878	39707.50%
Interest expense	(2,654,997)	-7.08%	(2,150,977)	-7.97%	(504,020)	23.43%
Gain on business combination	-	0.00%	7,116,499	26.36%	(7,116,499)	-100.00%
Net non-operating income/expense	(235,290)	-0.63%	3,537	0.01%	(238,827)	-6752.25%
Income tax benefit	918,313	2.45%	623,464	2.31%	294,849	47.29%

Net loss from continuing operations	(3,278,266)	-8.74%	4,568,903	16.92%	(7,847,169)	-171.75%

Net loss on discontinued operation	-	0.00%	(32,308)	-0.12%	32,308	-100.00%

Income (loss) before extraordinary items	(3,278,266)	-8.74%	4,536,595	16.80%	(7,814,861)	-172.26%

Less: net loss attributable to the non-controlling interest	(17,067)	-0.05%	-	0.00%	(17,067)	N/A

Net income (loss)	(3,261,199)	-8.69%	4,536,595	16.80%	(7,797,794)	-171.89%

Total Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the three months ended March 31, 2012, approximately 4.49% and 95.51% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 3.74% and 96.26%, respectively, for the same period in 2011. Our total revenue increased from approximately $27 million in the three months ended March 31, 2011, to approximately $38 million in the same period in 2012, representing a compounded growth rate of approximately 38.96%.

Revenue from our real estate operations segment increased by 66.78%, to $1.7 million in the three months ended March 31, 2012, from $1 million in the same period in 2011. The increase was primarily due to an increase in revenues of $0.2 million from the increasing occupancy rate of our subsidiaries, Jiashan TFS and Shandong TFS and a contribution of $0.3 million from our subsidiary, TFS Bingzhou, which commenced operations in April 2011.

  Investing Activities – We acquire and renovate undervalued companies with commercial property leasing businesses in Tier 2 and 3 cities in China. When such properties are fully renovated, we generate rental income through leasing them to clients such as clothing retailers and supermarket chains. In a general investment procedure, we mainly generate lease revenue and incur acquisition and renovation costs. We recorded a gain on business combination of $nil in the three months ended March 31, 2012, as compared to $7.1 million in the same period in 2011.

  Property Management – None of our clients have taken advantage of our property management services to date and so we recorded $nil management fees and related expenses for the three months ended March 31, 2012 and 2011.

  Property Assignment – We may assign or transfer our commercial properties to unrelated third parties if we believe that such property is underperforming or has become overvalued. When we assign such property, we generate sales revenue and our relevant property right is transferred to the purchaser. No revenue applicable to property assignment was recognized for the three months ended March 31, 2012 and 2011, because no commercial property was sold during the period.

  Commercial Leasing – We lease commercial properties, such as department stores, and karaoke lounges, to third party customers in China. We earn revenues through the receipt of monthly lease payments from our tenants, most of which are department store tenants. We also earn revenue from occasionally providing consulting services to third party property owners who wish to sell or lease commercial properties. Revenue from commercial leasing increased by 66.78%, to $1.7 million in the three months ended March 31, 2012, from $1 million in the same period in 2011. The increase was primarily due to increase in revenues from the increased occupancy rate of Jiashan TFS and Shandong TFS and due to contribution from our subsidiary, TFS Bingzhou, which commenced operations in April 2011.

Revenue from our wholesale segment, increased by 37.87% to $36 million in the three months ended March 31, 2012, from $26 million in the same period in 2011. Sales of copper and zinc accounted for 99.9% of our segment revenue for first quarter of 2012. Sales of copper, steel and lamps accounted for 99.9% of our segment revenue for the first quarter of 2011. The increase in revenue from our wholesale segment was mainly due to an increase in sales volume, primarily due to increased sales orders from Shanghai Senhong who made us their major supplier in 2011. In addition, we achieved orders from new customers. We expect this trend to continue during for the remaining 2012 quarters as a result of management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance our competitiveness.

Total Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $36.9 million, or 98.34% of total revenue, for the three months ended March 31, 2012, as compared to $26.5 million, or 98.07% of total revenue, for the same period in 2011.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Unless we buy, place in service or sell assets, depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year as we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. Expenses applicable to our real estate operation segment increased by 10.51% to $1.2 million in the three months ended March 31, 2012, from $1.1 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from newly acquired property in February and April 2011, and the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011.

  Investing Activities – On March 31, 2011, pursuant to the terms of an Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Company completed its acquisition of 100% of the equity interest of Longyun for a total consideration of RMB58 million (approximately $8,846,160) in cash, which was paid in 2011.

  Property Management – None of our clients have taken advantage of our property management services to date and so we recorded $nil expenses for the three months ended March 31, 2012 and 2011.

  Property Assignment – There are no expenses related to our property assignment activities for the three months ended March 31, 2012 and 2011.

  Commercial Leasing – Expenses applicable to our real estate operation segment increased by 10.51% to $1.2 million in the three months ended March 31, 2012, from $1.1 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from newly acquired property in February and April 2011, and the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011.

Cost of goods sold for our wholesale segment includes the cost of the purchase of goods and freight costs. Cost of goods sold increased by 40.59% to $35.7 million in first quarter of 2012, from $25.4 million in the same quarter of 2011. Such increase was generally in line with the increase in sales from our wholesale segment.

Gross Profit and Gross Margin: Our gross profit increased by 19.57% to $0.6 million in the three months ended March 31, 2012, from $0.5 million in the same period in 2011, due to increase in gross profit from our real estate operations segment. Gross profit as a percentage of total revenue (gross margin) was 1.66% and 1.93% for the three months ended March 31, 2012 and 2011, respectively.

In our real estate operations segment we enjoyed a gross profit of $0.5 million in the three months ended March 31, 2012, a 617.45% increase, as compared to a gross loss of $0.09 million in the same period of 2011. Such change was primarily due to the establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income and cut our costs in the undeveloped market of Liyang.

Gross profit from our wholesale segment decreased by 74.71% to a gross profit of $0.15 million in the three months ended March 31, 2012, from $0.6 million in the same period in 2011. The decrease resulted from our strategy to expand our market share and be more competitive by lowering our selling price.

Selling Expenses: Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended March 31, 2012 were $292,612, from $219,112 in the same 2011 period, representing a 33.54% increase. The increase was mainly due to an increase in staff costs and advertising expense caused by the development of our business.

General and Administrative Expenses: General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $0.9 million, or 69.7%, to $2.3 million in the three months ended March 31, 2012, from $1.3 million in the same period in 2011. The increase was mainly due to the increase in professional expense, staff costs, office building rental expense and other administrative expenses as a result of the establishment of subsidiary companies in late 2011.

Interest income. Interest income increased $0.6 million in the three months ended March 31, 2012, from $1,546 in the same period in 2011. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. We entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. We recognized approximately $0.6 million in interest income in the first quarter of 2012.

Interest Expense: Interest expense increased $0.5 million, or 23.43%, to $2.6 million in the three months ended March 31, 2012, from $2.1 million in the same period in 2011, primarily due to more borrowings and loans during the first quarter of 2012.

Net non-operating income/expense: On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shendong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $47,661,000 with original maturity date of January 27, 2012. In January 2012, Shandong TFS applied for an extension of its entrusted loan agreement to July 31, 2012, which was finally agreed by Shandong Shengli in February 17, 2012. It was 21 days after the original maturity and Shandong TFS was charged an interest penalty of $0.2 million by CITIC Bank.

Gain on business combination: Gain on business combination of $7.1 million during 2011 resulted from the acquisition of Longyun during the first quarter in 2011.

Income Taxes: Our income taxes increased by approximately $0.3 million, or 47.29%, to $0.9 million in the three months ended March 31, 2012, from $0.6 million in the same period of 2011. The increase was due to the combined effect of recognition of deferred tax assets and liabilities.

Net income (Loss) from continuing operations: In the three months ended March 31, 2012, we suffered a net loss from continuing operations of $3.3 million in the three months ended March 31, 2012, while we record a net income from continuing operations of $4.5 million in the same period last year, as a result of the factors described above.

Net income (Loss): In the three months ended March 31, 2012, we suffered a net loss of $3.3 million in the three months ended March 31, 2012, while we recorded a net income of $4.5 million in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $3.5 million and we had a working capital deficit of approximately $35 million. We provided approximately $8 million in cash for our operating activities in the three months ended March 31, 2012. We believe that these factors raise substantial doubt about its ability to continue as a going concern. Based on future projections of the our profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, and the anticipated our ability to obtain continued financing or related parties’ loan to finance its continuing operations, we have prepared the consolidated financial statements on a going concern basis.

Our short-term liquidity requirements primarily consists of operating expenses, interest on our debt, business acquisitions and capital expenditures, including tenant improvement costs. Our long-term liquidity uses generally consists of the retirement or refinancing of debt upon maturity, funding of existing and new property improvement projects and funding of purchase of commercial properties.

As of March 31, 2012, our operating lease commitment and capital commitment, which will be paid during 2012, were $1.7million and $ 10.8 million, respectively. We have also budgeted approximately $10.7 million for our future business acquisitions. We expect that our future capital expenditures will continue to involve the acquisition of more properties and upgrade of our existing properties to enhance our competiveness in the rental market and that such expenditure will expand our business and bring us extra cash flow within the next year. Based on the fore mentioned matters, we have budgeted approximately $22 million to sustain our operations for the next twelve-month period.

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

  revolving of existing borrowings

  the issuance of equity securities by the Company; and

  the disposition of non-core assets.

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

Except for the short-term loan from China Construction Bank, we are currently in compliance with the covenants and other requirements with respect to our outstanding debt. We have received an oral exemption for our non-compliance from China Construction Bank as discussed in more detail under “Financing Activities – Loans” below.

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

Though there are restrictions on the convertibility of the RMB for capital account transactions, which principally includes investments and loans, we generally follow the regulations and apply to obtain the approval of SAFE and other relevant PRC governmental authorities. Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory reserve fund until the amounts in said fund reaches 50% of their registered capital. The reserve that each of our PRC subsidiaries provided is to make provision for loss or transfer to capital. As of March 31, 2012, the accumulated statutory reserve fund of these subsidiaries was $3,992. Our PRC subsidiaries will be required to allocate 10% of our future net income, after deducting accumulated deficit, to a maximum reserve of RMB228.5 million (approximately $33.5 million), representing 50% of the total registered capital of our PRC subsidiaries amounting to RMB457 million (approximately $67 million) as of March 31, 2012. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends, which affects the nature of retained earnings: the part of retained earnings allocated to statutory reserve funds is treated as appropriated retained earnings, and the remaining part is unappropriated retained earnings. Our statutory reserve does not limit our ability to use cash from operations to fund our business, but affects the nature of retained earnings only. Allocations to statutory reserve are not transferrable as cash dividends.

As investment holding companies, our off-shore subsidiaries, including Fifth Season HK and Business Real Estates, do not have material cash obligations to third parties. Therefore, the restriction does not impact the liquidity of the companies.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding property purchase activity and making opportunistic business acquisitions. We are currently in compliance with the covenants and other requirements with respect to our outstanding debt. There is no specific terms relating to financial ratios in our loan contracts signed up to March 31, 2012.

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

The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(1,734,834)	$(31,400,981)
Net cash used in investing activities	(3,406,831)	(21,271,012)
Net cash provided by financing activities	8,307,432	56,974,806
Effects of exchange rate change in cash	6,901	7,979
Net increase in cash and cash equivalents	3,172,668	4,310,792
Cash and cash equivalents, beginning of the year	308,661	228,763
Cash and cash equivalent, End of the period	$3,481,329	$4,539,555

Operating activities

Net cash used in operating activities was $2 million for the three months ended March 31, 2012, as compared to $31 million net cash used in operating activities for the same period in 2011, which was primarily due to in the first quarter of 2011, we prepaid approximately $33 million as a deposit for providing exclusive agency services to assist a property development company to sell its properties, while there was no such kind of expenditure in 2012 period.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2012 was $3.4 million, as compared to $21 million net cash used in investing activities for the same period in 2011. The decrease was primarily due to $nil expenditure over acquisition of subsidiary and less expenditure over purchase of real estate and related assets in 2012 period.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $8.3 million, as compared to $57 million net cash provided by financing activities for the same period in 2011. Such decrease was primarily due to more short-term and long-term borrowings obtained in the 2011 period, but there was only tiny change in the balances of borrowings in the 2012 period.

Loans

As of March 31, 2012, the amount, maturity date and term of each of our bank loans were as follows:

(All amounts in U.S. Dollars)

	Interest rate	Maturity date	Balance
Entrusted bank loans
China CITIC Bank	258% of interest rate of PBOC	July 31, 2012	$47,661,000
Ningbo Bank	24%	June 30, 2012	7,625,760
Short-term bank loans
China Construction Bank	115% of basis interest rate of PBOC	April 18, 2012	1,906,440
China CITIC Bank	120% of basis interest rate of PBOC	April 13, 2012	2,383,050
China Minsheng Bank	120% of interest rate of PBOC	August 1, 2012	3,177,400
Subtotal			$62,753,650
Long-term borrowings
Shaopin Lu	12%	March 1, 2013	$4,250,000

Subtotal			4,250,000
Total			$67,003,650

____________
* Calculated based on the exchange rate of $1 = RMB 6.2943

As at March 31, 2012, except for the loan agreement entered between Longyun and China Construction Bank, we were in material compliance with all our outstanding loans as disclosed in more detail as follows:

  On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shendong Shenli Steel Pipe Co., Ltd., an unrelated third party), for a loan in the principal amount of $47,661,000. The loan is unsecured and is repayable in 12 months at an annual interest rate of 258% of the base rate published by the People’s Bank of China, payable each month by Shandong TFS. An Entrusted Loan is a form of agency service provided by banks in China. In this case, CITIC Bank acts as the trustee to lend out money on behalf of Shendong Shenli Steel Pipe Co., Ltd. (the “Trustor”). The Trustor provides instruction which specifies target borrowers, use of funds, loan term, interest rate, project organizer and beneficiary. CITIC Bank will not assume liability for the repayment of the loan on behalf of the borrower if the loan is not repaid upon maturity of the loan. Shandong TFS must submit a written request to CITIC Bank and the Trustor 30 days in advance to obtain their consent to prepay the loan, and the repayment schedule will become mandatory unless the due date is extended by CITIC Bank and the Trustor upon 15 days’ written notice from Shandong TFS. During the term of the loan, Shandong TFS is required to notify the Trustor and CITIC Bank of, and seek advance written consent for, any major changes to its operational policies, including without limitation equity transfers, restructuring, mergers, divisions, joint ventures, cooperation, joint operation, leases, or amendment to the its business scope or registered capital. In addition, Shandong TFS needs to obtain consent from the Trustor in writing for transferring its debt liability, leasing its major assets or using its major assets to provide security for other debt obligations. The contract was renewed and with new maturity date of July 31, 2012.

  On March 30, 2012, TFS Trade entered into an entrustment loan agreement with Ningbo Bank (as trustee on behalf of Junling Property Consulting (Shanghai) Co., Ltd, or Junling, an unrelated third party), pursuant to which, TFS Trade borrowed funds in the principal amount of $7,625,760 for the purpose of funding working capital. The loan will be repayable on June 30, 2012, at an interest rate of 24% and was secured by commercial properties valued at $10,662,556. If TFS Trade fails to repay the loan when the loan is due and payable, Junling is entitled to receive an additional penalty interest of 50% of the current interest rate of the unpaid amount. If TFS Trade fails to use the loan in accordance with the specified purpose, Junling is entitled to receive an additional interest of 80% of the current interest rate of the loan.

  Longyun entered into a loan agreement with China Construction Bank on April 18, 2011 for borrowing $1,906,440 for the purpose of maintaining cash flow. The loan will be repayable in 12 months at an interest rate of 15% above the base rate published by the People’s Bank of China. According to the loan agreement, Longyun’s debt and capital ratio should not be higher than 65%, its current ratio should not be lower than 1, and its quick ratio should not be lower than 0.7. However, Longyun’s current ratio and quick ratio were lower than 1 as of March 31 2012, which is not in compliance with the covenant. As of March 31, 2012, the outstanding short-term loan from China Construction Bank was secured by commercial properties valued at $9,150,869. The maturity date of the loan is April 18, 2012 and Longyun is in default of the loan. The Company has orally agreed with China Construction Bank on extending maturity date from April 18, 2012 to May 18, 2012. During the extended period, the Company is required to pay an additional interest penalty charged at 50% of the interest rate defined in the original loan agreement.

  TFS GM entered into a loan agreement with China CITIC Bank on April 13, 2011 for borrowing $5,560,450 for the purpose of operating business. The loan will be repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China CITIC Bank was secured by a pledge of commercial properties with net book value amounting to $3,979,819 and was guaranteed by Mr. Lianmo Wu, the Chairman of our Board of Directors and a major stockholder of the Company. This loan has been repaid in full. A total of $3,177,400 was repaid on March 31, 2012 and a balance of $2,383,050 was repaid in April 2012.

  We entered into a loan agreement with China Minsheng Bank on August 1, 2011 for borrowing $3,177,400 for the purpose of purchasing goods. The loan will be repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China Minsheng Bank was pledged by commercial properties valued at $5,285,422 and was guaranteed by Mr. Wu and his wife, Ms. Cheung.

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

____________

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

  Revenue recognition;
  Impairment of long-lived assets;
  Allowance for doubtful accounts; and
  Deferred tax assets and liabilities

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

Allowance for Doubtful Accounts

Accrued straight-line rents receivable, trade receivable, other receivables and due from third parties/related parties are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We have considered all available information in our assessments of the adequacy of the provision for doubtful accounts and we do not expect there would be significant changes on conditions that would result in material effect on the allowance estimation. We will continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had delivered guarantees on behalf of related party Yinli for RMB12 million (approximately $1.9 million) in bank loans. The Company would be obligated to fulfill Yinli’s obligations under the loans in the event that Yinli is unable to meet these obligations. Should the Company be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Yinli.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shaoping Lu, and our Chief Financial Officer, Mr. Glen R. Shear, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. During their review of our internal control over financial reporting during the three-month period ended March 31, 2012, our management determined that there was a material weaknesses in our internal control over financial reporting because we lack an audit committee and an internal audit department (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of March 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our subsidiaries, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd and the Fifth Season Liyang Investment Management Co., Ltd., are a defendants in a lawsuit filed in the Liyang People’s Court by one of our lessees, Jianhua Si, for alleged breach of contract. We responded with a countersuit against the lessee for breach of contract. On July 21, 2011, the case was adjudicated with the following results. On one hand, the lessee prevailed in its original claim and we were ordered to pay actual and punitive damages totaling about US$65,000. On the other hand, we prevailed in our counterclaim and the lessee was ordered to pay us a default payment of about US$65,000. The plaintiff has appealed the People’s Court ruling and we are awaiting the result of such appeal. We do not expect the outcome of the case to have a substantial impact on our business and operations.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on April 16, 2012.

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

Date: May 15, 2012	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen Shear
Glen Shear
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)