Form 10-Q
period 2012-06-30
Fifth Season International, Inc.
filed 2012-08-20
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

____________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 17, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2012

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDEDJUNE30, 2012 AND 2011

Page(s)
Financial Statements(unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income (Loss)	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 12

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,918,901	$308,661
Restricted cash	38,420,730	25,076,180
Accrued straight-line rents receivable, net of doubtful provision in amount of $1,909,358 and nil, respectively	3,583,440	3,462,279
Accounts receivable, net of doubtful provision in amount of $7,423,990 and 3,653,036, respectively	9,424,877	49,608,100
Trade and Rents receivable from related parties	3,590,956	4,070,994
Inventories	56,648	295,737
Deposit with property developer	28,186,222	28,293,184
Advance to suppliers, related parties	-	8,570,341
Prepayments and other receivables	8,920,825	12,364,765
Loans receivable from related parties, net of doubtful provision in amount of $1,795,314 and nil, respectively	5,658,556	496,785
Current deferred tax assets	849,962	327,145
Deferred cost	3,573,300	3,586,860
Total current assets	105,184,417	136,461,031
Non-current assets
Real estate and related assets, net	82,665,861	84,610,919
Long term prepaid lease	330,160	428,718
Prepayment for acquisition of properties	4,704,357	4,722,209
Long-term deferred tax assets	4,297,104	2,834,285
Total non-current assets	91,997,482	92,596,131
TOTAL ASSETS	$197,181,899	$229,057,162

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$63,686,708	$60,944,640
Accounts payable	12,892,824	37,396,108
Notes payable	59,449,360	46,978,160
Advance from customers	7,004,157	737,647
Accrued expenses and other payables	4,006,628	3,775,324
Amounts due to third parties	395,275	6,824,530
Taxes payable	1,075,744	613,610
Current portion of long term borrowings, related party	4,250,000	-
Loans payable to related parties	54,934	10,061,996
Current deferred tax liabilities	1,348,207	1,311,401
Total current liabilities	154,163,837	168,643,416
Non-current liabilities
Long term borrowings, related party	-	4,250,000
Long term deferred tax liabilities	12,993,239	12,982,090
Total liabilities	167,157,076	185,875,506

Commitment and contingencies

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at June 30, 2012 and December 31, 2011	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 399,999,847 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	4,000	4,000
Additional paid in capital	30,191,115	30,191,115
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	(3,932,073)	9,000,724
Accumulated other comprehensive income	3,053,416	3,259,583
Total stockholders’ equity	29,320,450	42,459,414

Noncontrolling interest	704,373	722,242
Total equity	30,024,823	43,181,656
TOTAL LIABILITIES AND EQUITY	$197,181,899	$229,057,162

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$69,040,534	$97,923,379	$33,208,556	$71,934,499
Straight-line rental income	3,253,217	1,715,902	1,570,838	786,483
Contingent rental income and others	4,572	123,716	1,686	42,682
Total revenue	72,298,323	99,762,997	34,781,080	72,763,664

Cost of goods sold	68,763,147	96,698,850	33,085,874	71,321,790
Expenses applicable to straight-line rental income	2,497,621	1,291,839	1,280,940	288,466
Expenses applicable to contingent rental and others	-	152,375	-	54,739
Total cost	71,260,768	98,143,064	34,366,814	71,664,995
Gross profit	1,037,555	1,619,933	414,266	1,098,669

Operating expenses
Selling expenses	463,036	667,490	170,424	448,378
General and administrative expenses	10,507,715	2,489,937	8,255,322	1,162,619
Total operating expenses	10,970,751	3,157,427	8,425,746	1,610,997
Loss from operations	(9,933,196)	(1,537,494)	(8,011,480)	(512,328)

Other income (expenses)
Interest income	965,867	3,319	350,443	1,773
Interest expense	(5,528,088)	(4,274,918)	(2,873,091)	(2,123,941)
Net non-operating (expense)/income	(225,255)	139,220	10,035	135,683
Gain on business combination	-	7,116,499	-	-
Other income (expenses), net	(4,787,476)	2,984,120	(2,512,613)	(1,986,485)
Income (loss) before income tax	(14,720,672)	1,446,626	(10,524,093)	(2,498,813)
Income tax benefit	1,769,957	1,167,459	851,644	543,995
Net income (loss) from continuing operations	(12,950,715)	2,614,085	(9,672,449)	(1,954,818)
Discontinued operations
Loss from operations of the discontinued component, including gain/loss on the disposal of Nil	-	(91,593)	-	(48,516)
Income tax	-	23,868	-	13,099
Net loss on discontinued operation	-	(67,725)	-	(35,417)
Income/(loss) before non-controlling interest	(12,950,715)	2,546,360	(9,672,449)	(1,990,235)

Less: net loss attributable to the non-controlling interest	(17,918)	(38,002)	(851)	(2,402)
Net income (loss) attributable to the Fifth Season’s common stockholders	$(12,932,797)	$2,584,362	$(9,671,598)	$(1,987,833)

Comprehensive income (loss):
Net income (loss)	$(12,950,715)	$2,546,360	$(9,672,449)	$(1,990,235)
Foreign currency translation adjustment	(188,200)	777,799	(248,943)	621,632
Comprehensive income (loss)	(13,138,915)	3,324,159	(9,921,392)	(1,368,603)
Less: comprehensive loss attributable to the non- controlling interests	49	(38,002)	85	(2,257)
Comprehensive income(loss) attributable to the Fifth Season’s common stockholders	$(13,138,964)	$3,362,161	$(9,921,477)	$(1,366,346)

Basic and diluted weighted average shares outstanding	399,999,847	395,841,754	399,999,847	399,999,847
Basic and diluted earnings(loss) per share
-Continuing operations	$(0.03)	$0.01	$(0.02)	$(0.00)
-Discontinued operations	$-	$(0.00)	$-	$(0.00)
-Continuing and discontinued operations	$(0.03)	$0.01	$(0.02)	$(0.00)

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Net cash provided (used) in operating activities	$25,996,718	$(50,963,678)

Cash flows from investing activities
Purchase of real estate and related assets	(128,507)	(17,103,832)
Acquisition of subsidiaries, net of cash acquired	-	(5,739,598)
Change in amount due from third parties	(2,002,061)	609,976
Change in amount due from related parties	(11,994,438)	1,900,407
Net cash used in investing activities	(14,125,006)	(20,333,047)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	-	756,740
Additional capital contribution	-	931,825
Proceeds from short-term loans	30,598,220	63,827,400
Proceeds from notes payable	59,611,040	44,640,960
Proceeds from long-term loans	-	4,205,690
Repayments of short-term loans	(27,617,668)	(18,200,364)
Repayments of notes payable	(46,927,840)	-
Change in amount due to third parties	(6,420,870)	9,284,605
Change in amount due to related parties	(5,020,191)	2,800,008
Change in restricted cash	(13,475,900)	(36,449,038)
Net cash provided by(used in) financing activities	(9,253,209)	71,797,826
Effect of foreign currency fluctuation on cash and cash equivalents	(8,263)	1,143
Net changes in cash and cash equivalents	2,610,240	502,244
Cash and cash equivalents, beginning of year	308,661	228,763
Cash and cash equivalents, end of period	$2,918,901	$731,007

Supplemental cash flow information:
Interest paid	$5,914,682	$4,048,962
Income taxes paid	$3,281	$47,557

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Fifth Season International, Inc. (the “Company” or “Fifth Season International”) was incorporated in the State of Delaware on October 5, 2007. It did not engage in any operations and was an inactive “shell” company from its inception until its reverse acquisition of The Fifth Season (Hong Kong) International Group Limited “Fifth Season HK” on March 31, 2011.

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

Fifth Season HK is a holding company and, through its consolidated subsidiaries, is principally engaged in the investment, management, assignment, and lease of commercial properties, as well as the operations of department stores; trading and online sales of goods; and hotel management in the People’s Republic of China (“PRC”). Fifth Season International and Fifth Season HK and its subsidiaries are collectively referred to as the “Group.”

The Group established Fifth Season Shandong Finance Lease Co., Ltd in Shandong Province on May 14, 2012. Details of the Group’s other subsidiaries are disclosed in the Company’s Annual Report on Form 10-K filed on April 16, 2012.

The Fifth Season Jiashan Investment Management Co., Ltd has not started its operation in hotel management business as of June 30, 2012.Fifth Season Shandong Finance Lease Co., Ltd. has not started its operation as of June 30, 2012. The Fifth Season Suqian Investment Management Co., Ltd is in the process of cancelling its business registration which has no significant financial impact on the Group’s consolidated financial statements.

2.	Going concern

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately $49million as of June 30, 2012. In addition the Group has commitments for the tenant improvement projects and the purchase of commercial properties totaled to $10.4million as of June 30, 2012. Management believes that these factors raise substantial doubt about its ability to continue as a going concern.

The Group has historically financed its operations principally from cash flows generating in operating activities and from external financing raised from banks and other lenders. The Group expects to generate more cash flow from operation activities with increasing occupancy rate of commercial properties and the expiration of lease holiday. In addition, the Group expects to enjoy a commission income up to RMB76 million (approximately $12 million), benefiting from exclusive agent services provided on the Mintai Project.

The Group has also undertaken a plan to sell commercial buildings in Shanghai to Shandong Shenli Steel Pipe Co., Ltd at a price not less than RMB380 million (approximately $60 million) as discussed in footnote 12.

The Group expects to obtain credit facilities from banks, by pledging the existing unmortgaged properties, up to $38 million, and expects no difficulties to revolve credit facilities or borrowings when necessary based on the good relationship with the lenders.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Group believes that available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings, should enable it to meet presently anticipated cash needs for at least the next 12 months and the Group have prepared the consolidated financial statements on a going concern basis. However, the Group continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Group is unable to raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Group’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to sell commercial properties. Management cannot provide any assurance that the Group will raise additional capital if needed. The Group has not received any commitments for new financing, and cannot provide any assurance a new financing will be available to the Group on acceptable terms, if at all.

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

The consolidated interim financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Group’s Form 10-K previously filed with the SEC on April 16, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Group’s consolidated financial position as of June 30, 2012, its consolidated results of operations for the three and six months periods and cash flows for the six-month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Details of significant accounting policies are disclosed our Annual Report on Form 10-K filed on April 16, 2012.

(b)	Recently issued accounting standards affecting the Group

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Group’s consolidated financial statements.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

4.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30, 2012	December 31, 2011
Advance to suppliers	$1,971,171	$7,753,707
Tenant improvements of Mintai Building	2,978,624	2,989,928
Due from third party companies	2,680,755	686,720
Prepaid office rental, petty cash and others	811,539	479,502
Rental deposits to lessors	425,316	426,930
Prepaid taxes and input VAT	53,420	27,978
	$8,920,825	$12,364,765

For the period ended June 30, 2012, due from third party companies were non-interest bearing loans to third parties for their working capital purposes.

Advance to suppliers were mainly for prepayments to suppliers of the Group’s trading business segment to guarantee a supply of goods.

5.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	June 30, 2012			December 31, 2011
	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Entrusted bank loans

China CITIC Bank	1	July 31, 2012	$ 28,459,800	1	January 27, 2012	$ 47,613,000
Ningbo Bank	24%	June 30, 2012	7,589,280
Subtotal			36,049,080

Short-term bank loans

China Construction Bank	[2]	April 18,2012	1,549,478	2	April 18,2012	1,904,520
China CITIC Bank				3	April 13, 2012	5,554,850
China CITIC Bank	7.87%	October 5, 2012	3,952,750
China CITIC Bank	7.87%	October 17, 2012	3,162,200
Minfu Small-scale Credit Co, ltd.	14.40%	July 24, 2012	3,162,200
Minfu Small-scale Credit Co, ltd.	14.40%	July 27, 2012	1,581,100
Minfu Small-scale Credit Co, ltd.	14.40%	August 27, 2012	790,550
Minfu Small-scale Credit Co, ltd.	14.40%	August 28, 2012	3,636,530
Minfu Small-scale	14.40%	August 29,	316,220
Credit Co, ltd.		2012
Minfu Small-scale Credit Co, ltd.	14.40%	August 29, 2012	474,330
Minfu Small-scale Credit Co, ltd.	14.40%	August 30, 2012	2,371,650
Minfu Small-scale Credit Co, ltd.	14.40%	August 31, 2012	3,478,420
Guangdong Development Bank			-	4	January 15, 2012	2,698,070
China Minsheng Bank	5	August 1, 2012	3,162,200	5	August 1, 2012	3,174,200
Subtotal			27,637,628			13,331,640
			$ $63,686,708			$ 60,944,640

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Long-term loan within one
year, related party	June 30, 2012			December 31, 2011
	Interest			Interest	Maturity
Lender	rate	Maturity date	Balance	rate	date	Balance
Shaoping Lu	12.00%	March 1, 2013	$ 4,250,000	12.00%	March 1, 2013	$ 4,250,000

Subtotal			$ 4,250,000			$ 4,250,000

1Floating rate, 258% of basis interest rate of PBOC, 16.29% as of June 30, 2012, 16.5% as of December 31, 2011

2Floating rate, 115% of basis interest rate of PBOC, 7.26% as of June 30, 2012

3Floating rate, 120% of basis interest rate of PBOC, 7.87% as of December 31, 2011

4Floating rate, 110% of basis interest rate of PBOC, 6.71% as of December 31, 2011

5Floating rate, 120% of basis interest rate of PBOC, 7.57% as of June 30, 2012, 7.87% as of December 31, 2011

The weighted average interest rate for the outstanding short-term bank loans was 15.15% and 14.53% as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the outstanding short-term loan from China Construction Bank amounting to $1,549,478 was pledged by commercial properties amounting to $9,035,163. Short-term borrowing amounting to $3,952,750 from China CITIC Bank was secured by a pledge of commercial properties amounting to $3,927,156 and guaranteed by Lianmo Wu, the Company’s Chairman, President and controlling stockholder. The short-term loan amounting to $3,162,200 from China CITIC Bank was pledged by commercial properties amounting to $4,002,177 and guaranteed by Mr. Wu and his wife, Chushing Cheung, also a stockholder of the Company. The short-term loan amounting to $3,162,200 from China Minsheng Bank, which was pledged by commercial properties amounting to $5,217,133 and guaranteed by Mr. Wu and Ms. Cheung, was repaid subsequently in July. The short-term loan totaling $15,811,000 from Minfu Small-scale Credit Co, ltd. was guaranteed by The Fifth Season Shandong Commercial Investment Co., Ltd., Guangzhou Jiezhimeng Energy and Technology Co, Ltd. The current portion of long-term borrowing from Shaoping Lu was guaranteed by Mr. Wu and Ms. Cheung.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The interest expenses were $5,528,088 and $4,274,918 for the six months ended June 30, 2012 and 2011, respectively, and $2,873,091 and $2,123,941 for the three months ended June 30, 2012 and 2011, respectively.

The weighted average amounts of the borrowings were $65,979,185 for the six months ended June 30, 2012.

The maturity date of the China Construction Bank loan to Longyun originally totaling $1,897,320 (RMB12,000,000) was April 18, 2012 and Longyun was in default on the loan until its repayment at the beginning of July. The Group had already repaid $347,842 (RMB2,200,000) as of June 30, 2012, the repaid the $1,549,478 balance at the beginning of July, along with an additional 50% interest penalty interest rate charged during the default period in accordance with the loan agreement. Furthermore, according to the loan agreement, Longyun’s debt and capital ratio should not have been higher than 65%, its current ratio should not be lower than 1, and its quick ratio should not be lower than 0.7. Longyun’s current ratio and quick ratio were lower than 1 as of June 30, 2012, which is not in compliance with the covenant, but no penalty was charged by China Construction Bank for this incompliance.

The short-term loan from Ningbo Bank amounting to $7,589,280 was pledged by commercial properties amounting to $10,522,819. The loan was fully repaid three days after the maturity date which fell on a weekend and so no interest penalty was charged.

The entrusted loan amounting to $28,459,800 from China CITIC Bank which matured on July 31, 2012 was fully repaid subsequently on August 16, 2012. During the period that the loan was in default, the Group was required to pay an additional interest penalty charged at 50% of the interest rate defined in the original loan agreement.

The loans amounting to $3,162,200 and $1,581,100 respectively from Minfu Small-scale Credit Co., ltd have been renewed in July 2012, whose maturity date is January 2013.

The following table summarizes the unused lines of credit:

	June 30,
	2012
Lender	Starting date	Maturity date	Facility amount	Unused facility

Guangdong Development Bank	July 4, 2011	July 4, 2012	$2,687,870	$2,687,870

Under the line of credit contract signed with Guangdong Development Bank on July 4, 2011, the above line of credit was guaranteed by Hangzhou the Fifth Season Store Co, Ltd., the shareholders Lianmo Wu and Chushing Cheung and Chief Operating Officer, Xiaolei Xing, and also collateralized by third party pledges of property and private dwellings. As of June 30, 2012, the Group did not execute any credit facility with Guangdong Development Bank and $2,687,870 remained unused. After the maturity date, the group applied for a new line of credit from Guangdong Development Bank but has not yet received approval.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

6.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30,	December 31,
	2012	2011
Accrued rental expense and other related costs	$1,592,518	$1,254,600
Accrued interest expense	695,035	1,082,958
Payroll and welfare payable	16,777	20,239
Rental deposits from lessees and others	1,702,298	1,417,527
	$4,006,628	$3,775,324

7.	TAXATION

The Company and its consolidated entities each files tax returns separately.

a)	Income tax expenses (benefits)

The reconciliation of income taxes from continuing operation computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Six months ended June 30,			Three months ended June 30,
	2012		2011	2012	2011
		$
Income (loss) before income tax	$(14,720,672)		1,446,626	$(10,524,093)	$(2,498,813)
Tax at statutory rate	(3,628,649)		432,696	(2,614,056)	(602,569)
Gain on the business combination	-		(1,779,125)
Change in valuation allowance	1,858,692		137,901	1,762,412	42,571
Non-deductible expenses			41,069		16,003
Income tax benefit	$(1,769,957)		$(1,167,459)	$(851,644)	$(543,995)

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by one of stockholders
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	Controlled by one of stockholders
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by one of stockholders
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by one of stockholders
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by one of stockholders
The Fifth Season Shandong Trade Co., Ltd	Controlled by one of stockholders
Hangzhou Yinli Decorative Lighting Co., Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the key management
Hangzhou Buy Bar	Controlled by one of stockholders
Shandong Demian Group Co., Ltd. (“Shandong Demian”)	Controlled by one of stockholders
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by one of stockholders
Lianmo Wu	Stockholder and Chairman of Board of Directors
Shaoping Lu	Stockholder and CEO of Group
Hangzhou Hengji Energy Company Ltd. (“Hangzhou Hengji”)	Stockholder
Hongsen Xu	Key management
Dacheng Rao	Key management
Huaiqu Wen	Key management

a)	Trade and rents receivables from related parties consist of the following:

	June 30,	December 31,
	2012	2011
Shandong Demian Group Co. Ltd.	$2,756,205	$2,766,665
The Fifth Season Shandong Trade Co., Ltd	-	631,666
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume)	-	200,262
Dacheng Rao	834,751	472,401
	$3,590,956	$4,070,994

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Approximately $0.6 million of rent receivable from Dacheng Rao was settled in August 2012.

b)	Loans receivables from related parties consist of the following:

	June 30,	December 31,
	2012	2011
Nantong Commercial	$3,162	$25,871
Hangzhou E-commerce( Original: Hangzhou Costume)	2,482,336	312,839
Yinli Decorative Lighting	1,795,314	-
Zhejiang Investment	3,031,391	-
Hangzhou Yiyue E-commerce	-	15,871
Huaiqu Wen	141,667	142,204
	$7,453,870	$496,785
Doubtful provision	(1,795,314)	-
	$5,658,556	$496,785

Loans receivable from related parties were short-term loans for additional working capital purpose of such related parties, which were non-interest bearing and were due on demand. In return, related parties lend non-interest bearing short-term loans to the Group when necessary. Historically, the Group has received more non-interest bearing short-term loans from related parties than loans to them.

The Group has been advised that, despite their potential indirect benefit to the Group, the foregoing loans to related parties contravened the Company's related transactions policies and procedures, as well as Section 402 of the Sarbanes-Oxley Act of 2002 ("SOX"), which prohibits a US public company from granting personal loans to its officers, directors and other control persons, either directly or indirectly. The Group had taken steps, as of August 17, 2012, to settle approximately $5.5 million in these loan receivables and expects to settle the remaining $0.1 million by the end of the third quarter. As a result of the event, management is reviewing the Group's internal controls and procedures with, and educating its financial accounting personnel to ensure that all future transactions are in compliance with the requirements of SOX and the Company’s related transactions policies and procedures.

c)	Advance to suppliers, related parties consists of the following:

	June 30,	December 31,
	2012	2011
Yinli Decorative Lighting	$-	$5,713,561
Hangzhou Hengji	-	2,856,780
Total	$-	$8,570,341

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

As the Group’s customer cancelled its purchase order, the Group terminated the purchase contract with the two above mentioned suppliers, and obtained a refund of its advances to them in the second quarter of 2012.

d)	Short term loans payable to related parties consists of the following:

	June 30,	December 31,
	2012	2011
Fifth Season Industrial	$-	$574,530
Zhejiang Investment	-	1,169,858
Hangzhou Real Estate	-	40,471
Hangzhou Buy Bar	-	8,024
The Fifth Season Shandong Trade Co., Ltd	-	5,351,384
Hongsen Xu	-	57,070
Yinli Decorative Lighting	-	344,231
Lianmo Wu	54,934	929,328
Hangzhou Hengji	-	1,587,100
	$54,934	$10,061,996

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

e)	Long-term loans payable to related parties consists of the following

	June 30, 2012	December 31, 2011
Shaoping Lu	$4,250,000	$4,250,000

Long-term loans to related party were interest bearing, see Note 6 for the interest rate and guarantee of the loan.

f)	Significant related party transactions other than loans are as follows:

		Six Months Ended
		June 30,
	Transaction	2012	2011
Dacheng Rao	Leasing	$469,317	$-

9.	COMMITMENTS AND CONTINGENCIES

a)	Purchase Commitments

Commitments for the purchase of commercial properties and construction for building totaled $10,386,323 as of June 30, 2012.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

b)	Lease commitments

As of June 30, 2012, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2012	$1,477,055
2013	2,053,948
2014	2,106,557
2015	1,851,892
2016	1,025,819
Thereafter	787,982
$9,303,253

c)	Contingencies

The Group is a defendant in a lawsuit filed by a former lessor for alleged breach of contract. The suit asks for actual and punitive damages totaling approximately$1 million. The Group believes the suit is completely without merit and intends to vigorously defend its position. The Group is unable at this time to predict the outcome of this litigation or whether the Group will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Group.

As of June 30, 2012, the Group had mortgaged certain of the Group’s commercial properties amounting to $1.1 million as collateral for private loans for Fifth Season Industrial. The Group would be obligated to fulfill Fifth Season Industrial’s obligations under the loans in the event that Fifth Season Industrial is unable to meet these obligations. Should the Group be required to pay any portion of the total amount of the loans it would attempt to recover some or the entire amount from Fifth Season Industrial.

The Group did not accrue for any contingencies as of June 30, 2012.

10.	SEGMENT FINANCIAL INFORMATION

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

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

Six months ended June 30, 2012 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$3,257,789	$69,040,534	$-	$-	$72,298,323
Segment profit (loss)	(6,868,016)	(5,476,595)	(606,104)	-	(12,950,715)

Six months ended June 30, 2011 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$1,839,618	$97,923,379	$-	$-	$99,762,997
Gain on business Combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	3,439,420	109,876	(935,211)	-	2,614,085

Three months ended June 30, 2012 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$1,572,524	$33,208,556	$-	$-	$34,781,080
Segment profit (loss)	(4,581,502)	(4,891,332)	(199,615)	-	(9,672,449)

Three months ended June 30, 2011 (Unaudited)

	Commercial
	properties					Total
	leasing	Trading		Others	Elimination	segments
External revenue	$829,165	$71,934,499	$		$-	$72,763,664
Segment profit (loss)	(1,635,302)	(100,291)		(219,225)	-	(1,954,818)

*Revenue from other segment consist of small on-line sales of goods

11.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

In July 2012, the Group obtained a loan of RMB20 million (approximately $3 million) from Minsheng Bank for working capital, as well as a RMB100 million (approximately $16 million) non-interest bearing bank acceptance from Minsheng Bank which matures in October, 2012, and is secured by a RMB50 million (approximately $8 million) bank deposit and a pledge of commercial properties of the Group, guaranteed by Mr. Wu and his wife Ms. Cheung.

In July 2012, the Group obtained a RMB130 million (approximately $21 million) non-interest bearing bank acceptance from Shengjing Bank which matures in January, 2013, and is secured by a RMB65 million (approximately $10.5 million) bank deposit and a pledge of commercial properties of the Group, guaranteed by Mr. Wu and his wife Ms. Cheung.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

In August 2012, the Group obtained a personal loan of approximately RMB184 million (approximately $29 million) from Song Xichen, a non-affiliate, which is secured by a pledge of commercial properties of Longyun.

In July 2012, Kairui (Hangzhou) Commercial Property Management Co., Ltd. (“Kairui”) a subsidiary of the Group cancelled its business registration. Kairui never commenced operations since its registration so the cancellation has no financial impact on the Group’s consolidated financial statements.

In August 2012, the Group signed a letter to intent with Shandong Shengli Steel Pipe Co., Ltd. for the sale of commercial properties in Shanghai.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only, references to:

  “Binzhou TFS” are to The Fifth Season Binzhou Commerce Co., Ltd., a PRC company;
  “Business Real Estates” are to Business Real Estates (China) Investment Holding Group Co., Ltd., a Hong Kong company;
  the “Company,” “we,” “us,” and “our” are to the combined business of Fifth Season International, Inc., a Delaware corporation, and its consolidated subsidiaries: “Fifth Season HK”, “Business Real Estates”, “ TFS Technology”, “TFS Trade”, “TFS GM”, “Shandong Financial Leasing,” “Shandong TFS”, “Jiashan TFS”, “Wuxi TFS”, “Liyang TFS”, “TFS Tengzhou Enterprise”, “TFS Tengzhou Real Estate,” “Shanghai Jiadu”, “Shanghai Lomo”, “Zibo Jiadu”, “Zibo Lomo”, “Shandong Trade”, “Longyun” and “Binzhou TFS” ;

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
  “Renminbi” and “RMB” are to the legal currency of China
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Shandong Financial Leasing” are to the Fifth Season Shandong Financial Leasing Co., Ltd., a PRC company;
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

As at June 30, 2012, we invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Trust-Mart, Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years.

We wholesale our commodities to wholesale and retail customers in China, including to Shanghai Senhong Metal Co., Ltd and Shanghai Quanhao Material Co., Ltd.

Recent Developments

On May 14, 2012, our wholly-owned subsidiary, Fifth Season HK, established Fifth Season Shandong Financial Leasing Co., Ltd., a PRC company, or Shandong Financial Leasing. Shandong Financial Leasing engages in financial leasing, purchasing leased properties outside of the PRC, disposing and repairing of the residual of leased properties, and providing consultation services on leasing transactions.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the interim period ended June 30, 2012:

  Revenue: Revenue decreased $29million, or 29.5%, to $69 million for the six months ended June 30, 2012, from $98 million for the same period in 2011.
  Gross Profit and Margin: Gross profit decreased $0.6 million, or 36%, to $1 million for the six months ended June 30, 2012, from $1.6 million for the same period in 2011.
  Net income (loss) from continuing operation: Net loss from continuing operation was $13 million for the six months ended June 30, 2012, while net income from continuing operation was $2.6 million for the same period in 2011.
  Fully diluted earnings (loss) per share: Fully diluted loss per share was $(0.03) for the six months ended June 30, 2012, as compared to fully diluted earnings per share of $0.01 for the same period in 2011.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months ended June 30,
	2012		2011
		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance(%)
Sales from trading	33,208,556	95.5%	71,934,499	98.9%	(38,725,943)	-53.8%
Rental and other revenues	1,572,524	4.5%	829,165	1.1%	743,359	89.7%
Total Revenue	34,781,080	100.0%	72,763,664	100.0%	(37,982,584)	-52.2%
Cost of tangible goods sold	33,085,874	95.1%	71,321,790	98.0%	(38,235,916)	-53.6%
Expenses applicable to rental and other revenue	1,280,940	3.7%	343,205	0.5%	937,735	273.2%
Costs and expenses applicable to sales and revenues	34,366,814	98.8%	71,664,995	98.5%	(37,298,181)	-52.0%
Gross profit	414,266	1.2%	1,098,669	1.5%	(684,403)	-62.3%
Selling expenses	170,424	0.5%	448,378	0.6%	(277,954)	-62.0%
General and administrative expenses	8,255,322	23.7%	1,162,619	1.6%	7,092,703	610.1%
Interest income	350,443	1.0%	1,773	0.0%	348,670	19665.5%
Interest expense	(2,873,091)	-8.3%	(2,123,941)	-2.9%	(749,150)	35.3%
Gain on business combination	-
Net non-operating income/expense	10,035	0.0%	135,683	0.2%	(125,648)	-92.6%
Income tax benefit	851,644	2.4%	543,995	0.7%	307,649	56.6%
Net loss from continuing operations	(9,672,449)	-27.8%	(1,954,818)	-2.7%	(7,717,631)	394.8%
Net loss on discontinued operation	-	-	(35,417)	0.0%	35,417	-100%
Income (loss) before extraordinary items	(9,672,449)	-27.8%	(1,990,235)	-2.7%	(7,682,214)	386.0%
Less: net loss attributable to the non-controlling interest	(851)	0.0%	(38,002)	-0.1%	37,151	-97.8%
Net income (loss)	(9,671,598)	-27.8%	(1,952,233)	-2.7%	(7,719,365)	395.4%

Total Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the three months ended June 30, 2012, approximately 4.5% and 95.5% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 1.1% and 98.9%, respectively, for the same period in 2011. Our total revenue decreased from approximately $73 million in the three months ended June 30, 2011, to approximately $35 million in the same period in 2012, representing a compounded growth rate of approximately -52.2% .

Our real estate operations segment is comprised of investing activities, property management activities, property assignment activities and commercial leasing activities. Revenue from our real estate operations segment increased by 89.7%, to $1.6 million in the three months ended June 30, 2012, from $0.8million in the same period in 2011 due to our commercial leasing activities. We lease commercial properties, such as department stores, and karaoke lounges, to third party customers in China and earn revenues through the receipt of monthly lease payments from our tenants, most of which are department store tenants. We also earn revenue from occasionally providing consulting services to third party property owners who wish to sell or lease commercial properties. Revenue from commercial leasing increased by 89.7%, to $1.6 million in the three months ended June 30, 2012, from $0.8 million in the same period in 2011. The increase was primarily due to increase in revenues from the increased occupancy rate of Jiashan TFS and Shandong TFS and due to contribution from our subsidiary, TFS Bingzhou, which commenced operations in April 2011. We did not generate any income or expenses from investing activities, property management activities or property assignment activities during the three months ended June 30, 2012 and 2011.

Revenue from our wholesale segment, decreased by 53.8% to $33 million in the three months ended June 30, 2012, from $72 million in the same period in 2011. Sales of copper and zinc accounted for 99.9% of our segment revenue for second quarter of 2012. Sales of copper, steel and lamps accounted for 99.9% of our segment revenue for the second quarter of 2011. The decrease in revenue from our wholesale segment was mainly due to a decrease in sales volume, primarily due to decreased sales orders from customers as affected by a slowdown in the Chinese economy during the 2012 period. We did obtain orders from new customers during the period which we expect will be a continuing trend for the remaining 2012 quarters due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance our competitiveness.

Total Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $34.4 million, or 98.8% of total revenue, for the three months ended June 30, 2012, as compared to $71.7 million, or 98.5% of total revenue, for the same period in 2011.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Unless we buy, place in service or sell assets, depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year as we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. The expenses incurred in our real estate operation segment were attributable to our investing activities and our commercial leasing activities in that segment. Expenses applicable to our real estate operation segment increased by 273.2% to $1.3 million in the three months ended June 30, 2012, from $0.3 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from newly acquired property in February and April 2011, and the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011. On March 31, 2011, pursuant to the terms of an Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Company completed its acquisition of 100% of the equity interest of Longyun for a total consideration of RMB58 million (approximately $8,846,160) in cash, which was paid in 2011.There were no expenses related to our property management activities or property assignment activities for the three months ended June 30, 2012 and 2011.

Cost of goods sold for our wholesale segment includes the cost of the purchase of goods and freight costs. Cost of goods sold decreased by 53.6% to $33 million in second quarter of 2012, from $71 million in the same quarter of 2011. Such increase was generally in line with the decrease in sales from our wholesale segment.

Gross Profit and Gross Margin: Our gross profit decreased by 62.3% to $0.4 million in the three months ended June 30, 2012, from $1.1 million in the same period in 2011, due to decrease in gross profit from both our real estate operations and trading segment. Gross profit as a percentage of total revenue (gross margin) was 1.2% and 1.5% for the three months ended June 30, 2012 and 2011, respectively.

Our real estate operations segment had a gross profit of $0.3 million in the three months ended June 30, 2012, a 40% decrease, as compared to a gross profit of $0.5 million in the same period of 2011. TFS Wuxi generated a $0.4 million profit due to its lease terms rearrangements during the three months ended June 30, 2011, while it generated less than $0.1 million for the corresponding period in 2012. This resulted in the decrease in gross profit in our real estate operations segment.

Gross profit from our wholesale segment decreased by 80% to a gross profit of $0.12 million in the three months ended June 30, 2012, from $0.6 million in the same period in 2011. The decrease resulted from our strategy to expand our market share and be more competitive by lowering our selling price.

Selling Expenses: Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended June 30, 2012 were $170,424, from $448,378 in the same 2011 period, representing a 62% decrease. The decrease was mainly due to a decrease in staff costs and advertising expense caused by the shrinking of our wholesale business.

General and Administrative Expenses: General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $7 million, or 610.1%, to $8.3 million in the three months ended June 30, 2012, from $1.2 million in the same period in 2011. The increase was mainly due to the increase in further providing doubtful provision against long aged accounts receivable totaling $3.8 million in the second quarter of 2012.

Interest Income. Interest income increased $0.3 million in the three months ended June 30, 2012, from $1,773 in the same period in 2011. We earned interest income from the deposits pledged with banks for financing purposes. The increase in the interest income was mainly due to the increase in the average balance of deposits pledged.

Interest Expense: Interest expense increased $0.7 million, or 35.3%, to $2.9 million in the three months ended June 30, 2012, from $2.1 million in the same period in 2011, primarily due to more borrowings and loans during the second quarter of 2012.

Net non-operating income/expense: On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shandong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $47,433,000 with original maturity date of January 27, 2012. In January 2012, Shandong TFS applied for an extension of its entrusted loan agreement to July 31, 2012, which was finally agreed by Shandong Shengli in February 17, 2012. Since the agreement was reached 21 days after the original maturity date, CITIC Bank charged Shandong TFS an interest penalty of $0.2 million.

Income Taxes: Our income tax benefit increased by approximately $0.3 million, or 56.6%, to $0.9 million in the three months ended June 30, 2012, from $0.5 million in the same period of 2011. The increase was due to the combined effect of recognition of deferred tax assets and liabilities, and due to the provision of allowance against deferred tax assets.

Net income (Loss) from continuing operations: In the three months ended June 30, 2012, we suffered a net loss from continuing operations of $9.7 million in the three months ended June 30, 2012, while we recorded a net loss from continuing operations of $1.9 million in the same period last year, as a result of the factors described above.

Net income (Loss): In the three months ended June 30, 2012, we suffered a net loss of $9.7 million in the three months ended June 30, 2012, while we recorded a net loss of $1.9 million in the same period last year, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Six Months Ended June 30,
	2012		2011
		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance(%)
Sales from trading	69,040,534	95.5%	97,923,379	98.2%	(28,882,845)	-29.5%
Rental and other revenues	3,257,789	4.5%	1,839,618	1.8%	1,418,171	77.1%
Total Revenue	72,298,323	100.0%	99,762,997	100.0%	(27,464,674)	-27.5%
Cost of tangible goods sold	68,763,147	95.1%	96,698,850	96.9%	(27,935,703)	-28.9%
Expenses applicable to rental and other revenue	2,497,621	3.5%	1,444,214	1.5%	1,053,407	72.9%
Costs and expenses applicable to sales and revenues	71,260,768	98.6%	98,143,064	98.4%	(26,882,296)	-27.4%
Gross profit	1,037,555	1.4%	1,619,933	1.6%	(582,378)	-36.0%
Selling expenses	463,036	0.6%	667,490	0.7%	(204,454)	-30.6%
General and administrative expenses	10,507,715	14.5%	2,489,937	2.5%	8,017,778	322.0%
Interest income	965,867	1.3%	3,319	0.0%	962,548	29001.1%
Interest expense	(5,528,088)	-7.6%	(4,274,918)	-4.3%	(1,253,170)	29.3%
Gain on business combination	-		7,116,499	7.1%	(7,116,499)	-100.0%
Net non-operating income/expense	(225,255)	-0.3%	139,220	0.1%	(364,475)	-261.8%
Income tax benefit	1,769,957	2.4%	1,167,459	1.2%	602,498	51.6%
Net loss from continuing operations	(12,950,715)	-17.9%	2,614,085	2.6%	(15,564,800)	-595.4%
Net loss on discontinued operation	-	-	(67,725)	0.0%	67,725	-100.0%
Income (loss) before extraordinary items	(12,950,715)	-17.9%	2,546,360	2.6%	(15,497,075)	-608.6%
Less: net loss attributable to the non- controlling interest	(17,918)	0.0%	(38,002)	0.0%	20,084	-52.8%
Net income (loss)	(12,932,797)	-17.9%	2,584,362	2.6%	(15,517,159)	-600.4%

Total Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the six months ended June 30, 2012, approximately 4.5% and 95.5% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 1.8% and 98.2%, respectively, for the same period in 2011. Our total revenue decreased from approximately $100million in the six months ended June 30, 2011, to approximately $72million in the same period in 2012, representing a compounded growth rate of approximately -27.5% .

Revenue from our real estate operations segment increased by 77.1%, to $3.3 million in the six months ended June 30, 2012, from $1.8 million in the same period in 2011, due to our commercial leasing activities during the 2012 period. Revenue from commercial leasing increased by 77.1%, to $3.3 million in the six months ended June 30, 2012, from $1.8 million in the same period in 2011. The increase was primarily due to increase in revenues from the increased occupancy rate of Jiashan TFS and Shandong TFS and due to contribution from our subsidiary, TFS Bingzhou, which commenced operations in April 2011.We recorded $nil in our investing activities for the six months ended June 30, 2012, as compared to a $7.1 million gain on a business combination in the same period in 2011.None of our clients have taken advantage of our property management services to date and so we recorded $nil management fees and related expenses for the six months ended June 30, 2012 and 2011.No revenue applicable to property assignment was recognized for the six months ended June 30, 2012 and 2011, because no commercial property was sold during the period.

Revenue from our wholesale segment, decreased by 29.5% to $69 million in the six months ended June 30, 2012, from $98 million in the same period in 2011. Sales of copper and zinc accounted for 99.9% of our segment revenue for first half of 2012. Sales of copper, steel and lamps accounted for 99.9% of our segment revenue for the first half of 2011. The decrease in revenue from our wholesale segment was a combined effect of :(1) increase in sales volume in first quarter of 2012 resulting from increased sales orders from Shanghai Senhong who made us their major supplier in 2011; and (2) decrease in sales volume in second quarter of 2012 as compared with the corresponding period of 2011, as affected by the slowdown of Chinese economy. In addition, we achieved orders from new customers. We expect this trend to continue during for the remaining 2012 quarters as a result of management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance our competitiveness.

Total Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $71.3 million, or 98.6% of total revenue, for the six months ended June 30, 2012, as compared to $98 million, or 98.4% of total revenue, for the same period in 2011.

Expenses applicable to our real estate operation segment increased by 72.9% to $2.5 million in the six months ended June 30, 2012, from $1.4 million in the same period in 2011, due to our commercial leasing activities. Expenses applicable to our real estate operation segment increased by 72.9% to $2.5 million in the six months ended June 30, 2012, from $1.4 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from newly acquired property in February and April 2011, and the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011.None of our clients have taken advantage of our property management services to date and so we recorded $nil expenses for the six months ended June 30, 2012 and 2011.There are no expenses related to our investing activities or property assignment activities for the six months ended June 30, 2012 and 2011.

Cost of goods sold for our wholesale segment includes the cost of the purchase of goods and freight costs. Cost of goods sold decreased by 28.9% to $69millionfor the first half of 2012, from $97 million for the first half of 2011. Such decrease was generally in line with the decrease in sales from our wholesale segment.

Gross Profit and Gross Margin: Our gross profit decreased by 36% to $1 million in the six months ended June 30, 2012, from $1.6 million in the same period in 2011, due to the combined effect of: (1)a decrease in gross profit from our wholesale segment, and (2)an increase in gross profit from our real estate operations segment. Gross profit as a percentage of total revenue (gross margin) was 1.4% and 1.6% for the six months ended June 30, 2012 and 2011, respectively.

In our real estate operations segment we enjoyed a gross profit of $0.8 million in the six months ended June 30, 2012, a 92.3% increase, as compared to a gross profit of $0.4 million in the same period of 2011. Such change was primarily due to the establishment of new subsidiaries such as TFS Binzhou, and effective market strategies to boost leasing income and cut our costs in the undeveloped market of Liyang.

Gross profit from our wholesale segment decreased by 77.3% to a gross profit of $0.3million in the six months ended June 30, 2012, from $1.2 million in the same period in 2011. The decrease resulted from our strategy to expand our market share and be more competitive by lowering our selling price.

Selling Expenses: Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the six months ended June 30, 2012 were $463,036, from $667,490 in the same 2011 period, representing a 30.6% decrease. The decrease was mainly due to a decrease in staff costs and advertising expense caused by the shrinking of our wholesale business.

General and Administrative Expenses: General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $8 million, or 322%, to $10.5 million in the six months ended June 30, 2012, from $2.5 million in the same period in 2011. The increase was mainly due to the increase in the further doubtful provision against long aged accounts receivable with amount of $3.8 million in the second quarter of 2012. In addition, the increase was due to the increase during the 2012 period in professional expense, staff costs, office building rental expense and other administrative expenses as a result of the establishment of subsidiary companies in late 2011.

Interest income. Interest income increased $1 million in the six months ended June 30, 2012, from $3,319 in the same period in 2011. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. We entered into a supplementary agreement with this company whereby they agreed to pay interest on the deposit, at a rate of 15% per annum for the cost of capital, commencing from February 1, 2011 to January 31, 2012. We recognized approximately $0.6 million in interest income in the first half of 2012.

Interest Expense: Interest expense increased $1.3 million, or 29.3%, to $5.5 million in the six months ended June 30, 2012, from $4.3 million in the same period in 2011, primarily due to more borrowings and loans during the second quarter of 2012.

Net non-operating income/expense: On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shandong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $47,433,000 with an original maturity date of January 27, 2012. In January 2012, Shandong TFS applied for an extension of the loan agreement to July 31, 2012, which was finally agreed by Shandong Shenli in February 17, 2012. Since the agreement was 21 days after the original maturity date, CITIC Bank charged Shandong TFS a $0.2 million interest penalty.

Gain on business combination: Gain on business combination of $7.1 million during 2011 resulted from the acquisition of Longyun during the first quarter in 2011.

Income Taxes: Our income tax benefit increased by approximately $0.6 million, or 51.6%, to $1.8 million in the six months ended June 30, 2012, from $1.2 million in the same period of 2011. The increase was due to the combined effect of recognition of deferred tax assets and liabilities, and impacted by the provision of allowance against deferred tax assets.

Net income (Loss) from continuing operations: In the six months ended June 30, 2012, we suffered a net loss from continuing operations of $13 million in the six months ended June 30, 2012, while we recorded a net income from continuing operations of $2.6 million in the same period last year, as a result of the factors described above.

Net income (Loss): In the six months ended June 30, 2012, we suffered a net loss of $13 million in the six months ended June 30, 2012, while we recorded a net income of $2.6 million in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $2.9 million and we had a working capital deficit of approximately $49 million. We provided approximately $26 million in cash for our operating activities in the six months ended June 30, 2012. We believe that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on future projections of our profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, sales of commercial properties, and our anticipated ability to obtain continued financing or loans from related parties to finance the Company’s continuing operations, we have prepared the consolidated financial statements on a going concern basis.

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

We expect to obtain more cash flow from operating activities with the increasing occupancy rate of our commercial properties and the expiration of contractual grace periods or holidays on the commencement of lease payments. In addition, we expect to enjoy commission income of up to RMB76 million (approximately $12 million) within the next 12 months in connection without exclusive agent services provided on the Mintai Project. We expect to complete the sales within one year, and will collect the remaining prepaid deposit of RMB178 million (approximately $28 million) upon completion of such sales.

Though there are restrictions on the convertibility of the RMB for capital account transactions, which principally includes investments and loans, we generally follow the regulations and apply to obtain the approval of SAFE and other relevant PRC governmental authorities. Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory reserve fund until the amounts in said fund reaches 50% of their registered capital. The reserve that each of our PRC subsidiaries provided is to make provision for loss or transfer to capital. As of June 30, 2012, the accumulated statutory reserve fund of these subsidiaries was $3,992. Our PRC subsidiaries will be required to allocate 10% of our future net income, after deducting accumulated deficit, to a maximum reserve of RMB228.5 million (approximately $33.5 million), representing 50% of the total registered capital of our PRC subsidiaries amounting to RMB457 million (approximately $67 million) as of March 31, 2012. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends, which affects the nature of retained earnings: the part of retained earnings allocated to statutory reserve funds is treated as appropriated retained earnings, and the remaining part is unappropriated retained earnings. Our statutory reserve does not limit our ability to use cash from operations to fund our business, but affects the nature of retained earnings only. Allocations to statutory reserve are not transferrable as cash dividends. As investment holding companies, our off-shore subsidiaries, including Fifth Season HK and Business Real Estates, do not have material cash obligations to third parties. Therefore, the restriction does not impact the liquidity of the companies.

We believe that our available cash and cash equivalents and cash provided by operating activities will meet part of our present cash needs, but we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months, which we expect to amount to approximately $22 million. We expect that our future capital expenditures will be the continued addition of more properties and the upgrade of our existing properties to enhance our competiveness in the rental market. As of June 30, 2012, our operating lease commitment and capital commitment, which will be paid during 2013, were $1.4 million and $10.3 million, respectively. We have also budgeted approximately $10 million for our future business acquisitions.

To satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. Furthermore, we may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding property purchase activity and making opportunistic business acquisitions.

We believe that existing unmortgaged commercial properties and the properties to be acquired in the future will enhance our ability to obtain continued financing from lenders. We expect to obtain credit facilities from banks, by pledging the existing unmortgaged properties, up to $37 million in 2012, and expect no difficulties to revolve credit facilities or borrowings when necessary based on our good relationship with lenders. Except for the loan agreement entered between Longyun and China Construction Bank, there are no specific terms relating to financial ratios in our loan contracts signed up to June 30, 2012. Except for the short-term loan from China Construction Bank, we are currently in compliance with the covenants and other requirements with respect to our outstanding debt. We have received an oral exemption for our non-compliance from China Construction Bank as discussed in more detail under “Financing Activities – Loans” below. We also plan to sell our commercial buildings in Shanghai to Shandong Shenli Steel Pipe Co., Ltd at a price of not less than RMB380 million (approximately $60 million).

The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended June 30,
	2012	2011
Net cash provided by(used in) operating activities	$25,996,718	$(50,963,678)
Net cash used in investing activities	(14,125,006)	(20,333,047)
Net cash provided by(used in) financing activities	(9,253,209)	71,797,826
Effects of exchange rate change in cash	(8,263)	1,143
Net increase in cash and cash equivalents	2,610,240	502,244
Cash and cash equivalents, beginning of the year	308,661	228,763
Cash and cash equivalent, End of the period	$2,918,901	$731,007

Operating activities

Net cash provided by operating activities was $26 million for the six months ended June 30, 2012, as compared to $51 million net cash used in operating activities for the same period in 2011,primarily due to our enhanced trade receivables collection in 2012. The balance of trade receivables decreased by $40million as at June 30, 2012, compared to the balances at December 31, 2011.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2012 was $14.1 million, as compared to $20.3 million net cash used in investing activities for the same period in 2011. The decrease was primarily due to less expenditure on the purchase of real estate and related assets in 2012 period as compared to such expenditure during the 2011 period.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2012 was $9.3 million, as compared to $72million net cash provided by financing activities for the same period in 2011. Such decrease was primarily due to the maturity and repayment in the 2012 period of more short-term and long-term borrowings obtained in the 2011 period.

Loans

As of June 30, 2012, the amount, maturity date and term of each of our bank loans were as follows:

(All amounts in U.S. Dollars)

	Interest rate	Maturity date	Balance
Entrusted bank loans
China CITIC Bank	258% of interest rate of PBOC	July 31, 2012	$ 28,459,800
Ningbo Bank	24%	June 30, 2012	7,589,280
Short-term bank loans
	115% of basis interest
China Construction Bank	rate of PBOC	April 18, 2012	1,549,478
China CITIC Bank	7.87%	October 5, 2012	3,952,750
China CITIC Bank	7.87%	October 17, 2012	3,162,200
Minfu Small-scale Credit Co, ltd.	14.4%	July 24, 2012	3,162,200
Minfu Small-scale Credit Co, ltd.	14.4%	July 27, 2012	1,581,100
Minfu Small-scale Credit Co, ltd.	14.4%	August 27, 2012	790,550
Minfu Small-scale Credit Co, ltd.	14.4%	August 28, 2012	3,636,530
Minfu Small-scale Credit Co, ltd.	14.4%	August 29, 2012	316,220
Minfu Small-scale Credit Co, ltd.	14.4%	August 29, 2012	474,330
Minfu Small-scale Credit Co, ltd.	14.4%	August 30, 2012	2,371,650
Minfu Small-scale Credit Co, ltd.	14.4%	August 31, 2012	3,478,420
China Minsheng Bank	120% of interest rate of PBOC	August 1, 2012	3,162,200
Subtotal			$ 63,686,708
Current portion of long-term borrowings, related party
Shaoping Lu	12%	March 1, 2013	$ 4,250,000

Subtotal			4,250,000
Total			$ 67,936,708

* Calculated based on the exchange rate of $1 = RMB 6.3249

As at June 30, 2012, except for the loan agreement entered between Longyun and China Construction Bank, we were in material compliance with all our outstanding loans as disclosed in more detail as follows:

  On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shandong Shengli Steel Pipe Co., Ltd., or Shengli Steel, an unrelated third party), for a loan in the principal amount of $47,661,000. The loan was unsecured and repayable in 12 months at an annual interest rate of 258% of the base rate published by the People’s Bank of China, payable each month by Shandong TFS. An Entrusted Loan is a form of agency service provided by banks in China. In this case, CITIC Bank acted as the trustee to lend out money on behalf of Shengli Steel. Shengli Steel provided instruction which specifies target borrowers, use of funds, loan term, interest rate, project organizer and beneficiary. CITIC Bank did not assume liability for the repayment of the loan on behalf of the borrower if the loan was not repaid upon maturity of the loan. The loan was due and payable on January 27, 2012, and was guaranteed by Longyun, the Company’s subsidiary. In January 2012, Shandong TFS applied for an extension of the maturity date to July 31, 2012, which was finally granted by Shandong Shengli on February 17, 2012. However, since the agreement was 21 days after the original maturity date, CITIC Bank charged Shandong TFS a $0.2 million interest penalty on behalf of Shengli Steel. At June 30, 2012, approximately $19 million of the principal amount had been repaid. The remaining loan balance of $28,459,800 which matured on July 31, 2012, was fully repaid on August 16, 2012 by Shandong TFS (with a portion of the funds borrowed from Longyun discussed below). During the 16-day period that the loan is in default, the Company was required to pay an additional interest penalty at 50% of the interest rate in accordance with the loan agreement.

  On May 25, 2012, Longyun borrowed $15,494,780 from Minfu Small-scale Credit Co, Ltd., at an interest rate of 14.4% per annum for a term of 90 days in order to help Shandong TFS meet its obligations under the entrustment loan to Shengli Steel. This loan is guaranteed jointly and severally by Shandong TFS and Guangzhou Jie Zhi Meng Resource Technology Co., Ltd., an unaffiliated third party. The Company plans to seek an extension of the repayment date for this loan when it becomes due, and will be required to pay an additional interest penalty at 50% of the original interest rate.
  On March 30, 2012, TFS Trade entered into an entrustment loan agreement with Ningbo Bank (as trustee on behalf of Junling Property Consulting (Shanghai) Co., Ltd, or Junling, an unrelated third party), pursuant to which, TFS Trade borrowed funds in the principal amount of $7,625,760 for the purpose of funding working capital. The loan was repayable on June 30, 2012, at an interest rate of 24% and was secured by commercial properties valued at $10,552,819. If TFS Trade failed to repay the loan when due and payable, Junlin was entitled to receive an additional penalty interest of 50% of the current interest rate of the unpaid amount. The loan was fully repaid three days after the due date but no interest penalty was charged as the maturity date fell on a weekend day.
  Longyun entered into a loan agreement with China Construction Bank on April 18, 2011 to borrow a sum of $1,906,440 for the purpose of maintaining cash flow. The loan was secured by commercial properties valued at approximately $9 million. The loan was repayable in 12 months at an interest rate of 15% above the base rate published by the People’s Bank of China. The maturity date of the loan was April 18, 2012, but as at June 30, 2012, Longyun had only repaid $347,842 (RMB2,200,000) of the loan and was in default on repayment of the $1,549,478 balance. The balance of the loan was repaid in full at the beginning of July, but during the period that the loan is in default, the Company had to pay an interest penalty of an additional50% of the interest rate defined in the original loan agreement.

  TFS GM entered into a loan agreement with China CITIC Bank on April 13, 2011 to borrow a sum of $5,560,450 for working capital. The loan was repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China CITIC Bank was secured by a pledge of commercial properties with net book value amounting to $3,979,819 and was guaranteed by Mr. Lianmo Wu, the Chairman of our Board of Directors and a major stockholder of the Company. This loan has been repaid in full. A total of $3,177,400 was repaid on March 31, 2012 and a balance of $2,383,050 was repaid in April 2012.
  We entered into a loan agreement with China Minsheng Bank on August 1, 2011, to borrow a sum of $3,177,400 for the purpose of purchasing goods for our wholesale business. The loan was repayable in 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China Minsheng Bank was pledged by commercial properties valued at $5,217,133 and was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan was fully repaid in July 2012.
  On February 23, 2011, Fifth Season HK entered into a loan agreement with Mr. Shaoping Lu, our Chief Executive Officer and Director, for a loan in the principal amount of $4,250,000. The loan from Mr. Lu was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan is repayable in 2 years at an annual interest rate of 12%. The purpose of the loan is for purchasing properties in Zibo, Shandong. The loan is secured by the entire assets of Fifth Season HK, Mr. Wu and Ms. Cheung. The repayment must be made in Renminbi at the official foreign exchange rate of the PRC on the day of the repayment, and must be used to first settle penalty interest, handling charge and overdue fines (if any), and then to settle the interest and the principal. Mr. Lu is entitled to rescind the loan agreement if any of the following circumstances occurs: (1) Fifth Season HK provides untrue information, (2) the repayment of the loan is overdue for more than 5 days, (3) the loan is used outside of the permitted purpose, (4) Fifth Season HK fails to inform Mr. Lu of a material change in the business of the Company, (5) Fifth Season HK provides a third-party guarantee without informing Mr. Lu in writing 30 days in advance, (6) Mr. Wu and Ms. Cheung commence divorce proceedings or (7) Fifth Season HK breaches the loan agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and, in the absence of a Chief Financial Officer, to our Principal accountant, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Shaoping Lu, and our Principal Accountant, Chen Dongdang, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that, as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

During its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, our management determined that the Company continued to lack an audit committee and an internal audit department as described in Item 9A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. In addition our management determined that the Company lacked effective procedures to ensure its transactions with related parties are in compliance with the requirements of the Sarbanes-Oxley Act of 2002. Management believes that this weakness is primarily attributable to the Company’s status as an emerging company with limited personnel with insufficient knowledge and experience of SEC rules and regulations. Management is currently seeking for and plans to establish an audit committee and appoint qualified personnel as soon as possible to remediate this material weakness. Management also plans to allocate additional human and financial resources to ensure compliance with SOX, including review of the Company’s recently adopted related party transaction policies and procedures with the Company’s management and accounting personnel.

Notwithstanding management’s determination that our internal control over financial reporting was ineffective as of June 30, 2012, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our subsidiaries, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd and the Fifth Season Liyang Investment Management Co., Ltd., are a defendants in a lawsuit filed in the Liyang People’s Court by one of our lessees, Jianhua Si, for alleged breach of contract. We are defending in a lawsuit filed by a former lessor for alleged breach of contract. The suit asks for actual and punitive damages totaling approximately $1 million. We believe the suit is completely without merit and intends to vigorously defend its position. We are unable at this time to predict the outcome of this litigation or whether we will incur any liability associated with the litigation, or to estimate the effect such outcome would have on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on April 16, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

Date: August 20, 2012	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chen Dongdong
Chen Dongdong
Principal Accountant
(Principal Financial Officer and Principal
Accounting Officer)