Form 10-Q/A
period 2012-06-30
Fifth Season International, Inc.
filed 2012-08-23
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

* These exhibits were previously included in the Quarterly Report on Form 10-Q of Fifth Season International Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.
** Filed with this Form 10-Q/A for Fifth Season International Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2012	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chen Dongdong
Chen Dongdong
Principal Accountant
(Principal Financial Officer and Principal
Accounting Officer)