Form 10-Q
period 2012-09-30
Fifth Season International, Inc.
filed 2012-12-03
CIK 1417907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934m

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 20, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	399,999,847

FIFTH SEASON INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2012

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIFTH SEASON INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Page(s)
Financial Statements (unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income (Loss)	4
Condensed Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7 - 19

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$155,690	$308,661
Restricted cash	43,052,100	25,076,180
Accrued straight-line rents receivable, net of doubtful provision in amount of $3,333,965 and nil, respectively	1,711,639	3,462,279
Accounts receivable, net of doubtful provision in amount of $5,462,783 and 3,653,036, respectively	4,786,323	49,608,100
Trade and Rents receivable from related parties	2,749,058	4,070,994
Inventories	54,591	295,737
Deposit with property developer	28,004,243	28,293,184
Advance to suppliers, related parties	-	8,570,341
Prepayments and other receivables	17,626,294	12,364,765
Loans receivable from related parties, net of doubtful provision in amount of $1,790,659 and nil, respectively	-	496,785
Current deferred tax assets	961,761	327,145
Deferred cost	3,564,034	3,586,860
Total current assets	102,665,733	136,461,031
Non-current assets
Real estate and related assets, net	81,942,238	84,610,919
Long term prepaid lease	305,358	428,718
Deposit for acquisition of noncontrolling interest	772,730	-
Prepayment for acquisition of properties	4,692,158	4,722,209
Long-term deferred tax assets	3,587,595	2,834,285
Total non-current assets	91,300,079	92,596,131
TOTAL ASSETS	$193,965,812	$229,057,162

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$51,903,039	$60,944,640
Accounts payable	5,053,681	37,396,108
Notes payable	71,911,200	46,978,160
Advance from customers	3,307,227	737,647
Accrued expenses and other payables	5,130,012	3,775,324
Amounts due to third parties	1,939,710	6,824,530
Taxes payable	1,178,091	613,610
Current portion of long term borrowings, related party	4,250,000	-
Loans payable to related parties	9,520,292	10,061,996
Current deferred tax liabilities	863,777	1,311,401
Total current liabilities	155,057,029	168,643,416
Non-current liabilities
Long term borrowings, related party	-	4,250,000
Long term deferred tax liabilities	12,839,922	12,982,090
Total non-current liabilities	12,839,922	17,232,090
Total liabilities	167,896,951	185,875,506

Commitment and contingencies

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Stockholders’ equity
Preferred Stock,$0.00001 par value 20,000,000 shares authorized, none issued at September 30, 2012 and December 31, 2011	-	-
Common stock (US$0.00001 par value, 480,000,000 shares authorized, 399,999,847 and 399,999,847 shares issued and outstanding as of September 30, 2012 and December 31, 2011)	4,000	4,000
Additional paid in capital	30,191,115	30,191,115
Appropriated retained earnings	3,992	3,992
Unappropriated retained earnings	(7,734,469)	9,000,724
Accumulated other comprehensive income	2,901,766	3,259,583
Total stockholders’ equity	25,366,404	42,459,414

Noncontrolling interest	702,457	722,242
Total equity	26,068,861	43,181,656
TOTAL LIABILITIES AND EQUITY	$193,965,812	$229,057,162

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$89,608,464	$133,634,400	$20,567,930	$35,711,021
Straight line rental income and others	3,449,297	2,899,536	191,508	1,059,918
Total revenue	93,057,761	136,533,936	20,759,438	36,770,939

Cost of goods sold	89,297,515	131,820,085	20,534,368	35,121,235
Expenses applicable to straight-line rental income and others	3,666,770	2,330,978	1,169,149	886,764
Total cost	92,964,285	134,151,063	21,703,517	36,007,999
Gross profit/(loss)	93,476	2,382,873	(944,079)	762,940

Operating expenses
Selling expenses	646,451	1,140,785	183,415	473,295

General and administrative expenses	10,965,215	4,161,903	457,500	1,671,966
Total operating expenses	11,611,666	5,302,688	640,915	2,145,261
Loss from operations	(11,518,190)	(2,919,815)	(1,584,994)	(1,382,321)

Other income (expenses)
Interest income	1,191,019	3,099,491	225,152	3,096,172
Interest expense	(7,556,162)	(6,966,754)	(2,028,074)	(2,691,836)

Net non-operating (expense)/income	(432,613)	3,899	(207,358)	(135,321)
Gain on business combination	-	7,116,499	-	-
Other income (expenses), net	(6,797,756)	3,253,135	(2,010,280)	269,015
Income (loss) before income tax	(18,315,946)	333,320	(3,595,274)	(1,113,306)
Income tax benefit/(expense)	1,719,198	1,347,124	(50,759)	179,665
Net income (loss) from continuing
operations	(16,596,748)	1,680,444	(3,646,033)	(933,641)
Discontinued operations

Gain(Loss) of operations of the discontinued component	(19,163)	(499,021)	(19,163)	(407,428)
Gain(loss)on the disposal of the component	(139,121)	-	(139,121)	-
Income tax	-	(106,510)	-	(130,378)

Net loss on discontinued operation	(158,284)	(605,531)	(158,284)	(537,806)
Income/(loss) before non-controlling interest	(16,755,032)	1,074,913	(3,804,317)	(1,471,447)

Less: net loss attributable to the non- controlling interest	(19,839)	(41,857)	(1,921)	(3,855)
Net income (loss) attributable to the Fifth Season’s common stockholders	$(16,735,193)	$1,116,770	$(3,802,396)	$(1,467,592)

Comprehensive income (loss):
Net income (loss)	$(16,755,032)	$1,074,913	$(3,804,317)	$(1,471,447)

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Foreign currency translation adjustment	(337,903)	1,699,441	(149,703)	921,642
Comprehensive income (loss)	(17,092,935)	2,774,354	(3,954,020)	(549,805)
Less: comprehensive loss attributable to the non-controlling interests	75	(41,857)	26	(3,855)

Comprehensive income(loss) attributable to the Fifth Season’s common stockholders	$(17,093,010)	$2,816,211	$(3,954,046)	$(545,950)

Basic and diluted weighted average shares outstanding	399,999,847	397,243,016	399,999,847	399,999,847
Basic and diluted earnings(loss) per share	(0.04)	0.00	(0.01)	(0.00)
-Continuing operations	$(0.04)	$0.00	$(0.01)	$(0.00)
-Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

-Continuing and discontinued operations	$(0.04)	$0.00	$(0.01)	$(0.00)

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Net cash provided (used) in operating activities	$10,744,171	$(68,679,864)

Cash flows from investing activities
Purchase of real estate and related assets	(500,365)	(18,540,715)
Deposit for acquisition of noncontrolling interest	(775,670)	-
Acquisition of subsidiaries, net of cash acquired	-	(6,932,592)
Change in amount due from third parties	(1,318,340)	614,086
Change in amount due from related parties	(5,790,113)	(56,805)
Net cash used in investing activities	(8,384,488)	(24,916,026)

Cash flows from financing activities
Proceeds from capital injection by non-controlling interest	-	743,820
Additional capital contribution	-	3,512,747
Proceeds from short-term loans	69,988,415	69,952,095
Proceeds from notes payable	95,929,800	71,426,553
Proceeds from long-term loans	-	4,203,726
Repayments of short-term loans	(78,675,100)	(24,633,296)
Repayments of notes payable	(70,601,800)	-
Change in amount due to third parties	(4,859,810)	7,849,410
Change in amount due to related parties	3,911,716	1,684,728
Change in restricted cash	(18,204,500)	(41,004,087)
Net cash provided by(used in) financing activities	(2,511,279)	93,735,696

Effect of foreign currency fluctuation on cash and cash equivalents	(1,375)	11,664
Net changes in cash and cash equivalents	(152,971)	151,470
Cash and cash equivalents, beginning of year	308,661	227,664
Cash and cash equivalents, end of period	$155,690	$379,134

Supplemental cash flow information:
Interest paid	$6,705,547	$6,739,562
Income taxes paid	$3,281	$74,488

See notes to consolidated financial statements

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Group established Fifth Season Shandong Finance Lease Co., Ltd. in Shandong Province on May 14, 2012. Details of the Group’s other subsidiaries are disclosed in the Company’s Annual Report on Form 10-K filed on April 16, 2012.

As of September 30, 2012, the Fifth Season Jiashan Investment Management Co., Ltd had not started its hotel management operations and Fifth Season Shandong Finance Lease Co., Ltd. had not started its operations. The Fifth Season Suqian Investment Management Co., Ltd. has cancelled its business registration which has no significant financial impact on the Group’s consolidated financial statements in the 2012 third quarter.

2.	Going concern

The consolidated financial statements have been prepared on the basis that the Group will continue to operate throughout the next twelve months as a going concern. The Group’s consolidated current liabilities exceeded its consolidated current assets by approximately $52 million as of September 30, 2012. In addition the Group has commitments for tenant improvement projects and the purchase of commercial properties totaling $10.7 million as of September 30, 2012. Management believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Group has historically financed its operations principally from cash flows generating in operating activities and from external financing raised from banks and other lenders. The Group expects to generate more cash flow from operation activities with increasing occupancy rates in its commercial properties and the expiration of lease holidays. In addition, the Group expects to enjoy a commission income of up to RMB76 million (approximately $12 million), from exclusive agent services provided on the Mintai Project.

The Group has also undertaken a plan to sell commercial buildings in Shanghai to Shandong Shengli Steel Pipe Co., Ltd. at a price of not less than RMB380 million (approximately $60 million), and a letter of intent with Shandong Shengli Steel Pipe Co., Ltd. for the sale of commercial properties in Shanghai was signed in August 2012. The selling of the commercial buildings is still currently in progress.

The Group expects to obtain credit facilities from banks by pledging the existing unmortgaged properties, up to $46.7 million, and expects no difficulties to revolve credit facilities or borrowings when necessary based on the good relationship with the lenders.

FIFTH SEASON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

The Group believes that available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings, should enable it to meet presently anticipated cash needs for at least the next 12 months and the Group have prepared the consolidated financial statements on a going concern basis. However, the Group continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Group is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Group’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to sell commercial properties. Management cannot provide any assurance that the Group will raise additional capital if needed. The Group has not received any commitments for new financing and cannot provide any assurance a new financing will be available to the Group on acceptable terms, if at all.

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

The consolidated interim financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted as permitted by SEC rules and regulations, although the management believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Group’s Form 10-K previously filed with the SEC on April 16, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Group’s consolidated financial position as of September 30, 2012, its consolidated results of operations for the three and nine months periods and cash flows for the nine- month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Details of significant accounting policies are disclosed our Annual Report on Form 10-K filed on April 16, 2012.

Certain reclassifications have been made to prior period balances on the consolidated statement of operation to conform to the presentation for three and nine months ended September 30,2011. Such reclassifications did not have any effect on results of operations.

(b)	Recently issued accounting standards affecting the Group

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

4.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30, 2012	December 31, 2011
Advance to suppliers	$11,396,281 $	7,753,707
Tenant improvements of Mintai Building	2,970,900	2,989,928
Due from third party companies	1,995,694	686,720
Prepaid office rental, petty cash and others	771,824	479,502
Rental deposits to lessors	424,213	426,930
Prepaid taxes and input VAT	67,382	27,978
	$17,626,294 $	12,364,765

For the period ended September 30, 2012, due from third party companies were non-interest bearing loans to third parties for their working capital purposes.

Advance to suppliers were mainly for prepayments to suppliers of the Group’s trading business segment to guarantee a supply of goods.

5.	BORROWINGS

Borrowings consist of the following:

Short-term borrowings	September 30, 2012				December 31, 2011
	Interest				Interest
	rate		Maturity date	Balance	rate	Maturity date	Balance
Lender
Xichen Song	14.40%		December 15, 2012	29,036,539			-
Sungeng Ye	28.80%		September 28, 2013	2,365,500			-
Subtotal				$31,402,039			$-
Entrusted bank loans
China CITIC Bank				-	1	January 27, 2012	47,613,000
Subtotal		$		$-			$47,613,000

Short-term bank loans

China Construction Bank					2	April 18, 2012	1,904,520
China CITIC Bank					3	April 13, 2012	5,554,850
China CITIC Bank	7.87%		October 5, 2012	3,942,500			-
China CITIC Bank	7.87%		October 17, 2012	3,154,000			-
Minfu Small-scale Credit Co, ltd.	18.00%		February 23, 2013	4,731,000			-
Minfu Small-scale Credit Co, ltd.	18.00%		February 26, 2013	788,500			-
Guangdong Development Bank				-	4	January 15, 2012	2,698,070
China Minsheng Bank				-	5	August 1, 2012	3,174,200
China Minsheng Bank	6.44%		October 23, 2012	3,154,000			-
Chouzhou Bank	7.80%		June 21, 2013	4,731,000			-
Subtotal				$20,501,000			$13,331,640
				$51,903,039			$60,944,640

Long-term loan within one
year, related party	September 30, 2012			December 31, 2011
	Interest			Interest
Lender	rate	Maturity date	Balance	rate	Maturity date	Balance
Shaoping Lu	12.00%	March 1, 2013	$4,250,000	12.00%	March 1, 2013	$4,250,000
Subtotal			$4,250,000			$4,250,000

1Floating rate, 258% of basis interest rate of PBOC, 16.5% as of December 31, 2011
2Floating rate, 115% of basis interest rate of PBOC, 7.26% as of December 31, 2011
3Floating rate, 120% of basis interest rate of PBOC, 7.87% as of December 31, 2011
4Floating rate, 110% of basis interest rate of PBOC, 6.71% as of December 31, 2011
5Floating rate, 120% of basis interest rate of PBOC, 7.87% as of December 31, 2011

The weighted average interest rate for the outstanding short-term loans was 13.46% and 14.53% as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, short-term borrowing amounting to $3,942,500 from China CITIC Bank was secured by a pledge of commercial properties amounting to $3,883,436 and guaranteed by Lianmo Wu, the Company’s Chairman, President and controlling stockholder. The short-term loan amounting to $3,154,000 from China Minsheng Bank, was pledged by commercial properties amounting to $5,160,712 and guaranteed by the Company’s Chairman and controlling stockholder, Lianmo Wu, and his wife Chushing Cheung. The short-term loan amounting to $3,154,000 from China CITIC Bank was pledged by commercial properties amounting to $3,957,614 and guaranteed by the Company’s Chairman and controlling stockholder, Lianmo Wu, and his wife Chushing Cheung. The short-term loan totaling $5,519,500 from Minfu Small-scale Credit Co, Ltd. was guaranteed by The Fifth Season Shandong Commercial Investment Co., Ltd. and Guangzhou Jiezhimeng Energy and Technology Co, Ltd. The short-term loan amounting to $4,731,000 from Chouzhou Bank was pledged by commercial properties amounting to $10,406,643 and guaranteed by Hangzhou Hengding Plastic Wood Tools Co., Ltd., Hangzhou Yinli Decorative Lighting Co., Ltd., the Fifth Season Hangzhou Department Store Investment Management Co., Ltd., Lianmo Wu, Chushing Cheung, Weidong Zhong, Xiaolan Yuan, Lide Zhu and Wenwei Shan. The short-term loan from Xichen Song amounting to $29,036,539 was guaranteed by Zibo Mintai Property Development Co., Ltd. The short-term loan from Sungeng Ye was pledged by commercial properties amounting to $1,100,647 and guaranteed by Lianmo Wu, the Company’s Chairman, President and controlling stockholder. The borrowing of $4.25 million from Shaoping Lu was guaranteed by Mr. Wu and Ms. Cheung.

The interest expenses were $7,556,162 and $6,966,754 for the nine months ended September 30, 2012 and 2011, respectively, and $2,028,074 and $2,691,836 for the three months ended September 30, 2012 and 2011, respectively.

The weighted average amounts of the borrowings were $64,870,676 for the nine months ended September 30, 2012.

The loans amounting to $3,942,500 and $3,154,000 respectively from China CITIC Bank have been repaid in October 2012. The loan amounting to $3,154,000 from China Minsheng Bank was also repaid after the maturity date. During the period that the loan was in default, the Group was required to pay an additional interest penalty charged at 50% of the interest rate defined in the original loan agreement. On May 25, 2012, Longyun borrowed $15,770,000 in total from Minfu Small-scale Credit Co, Ltd., at an interest rate of 14.4% per annum for a term of 90 days in order to help Shandong TFS meet its obligations under the entrustment loan to Shengli Steel. The Company sought an extension of the repayment date for this loan before it became due. The roll-over contract renewed the term of interest rate at 18.00% per annum. In the third quarter, Longyun repaid $10,250,500 and as of September 30, 2012, the balance of the loan was $5,519,500 in total.

6.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30,	December 31,
	2012	2011
Accrued rental expense and other related costs	$1,949,271	$1,254,600
Accrued interest expense	1,940,150	1,082,958
Payroll and welfare payable	16,650	20,239
Rental deposits from lessees and others	1,223,941	1,417,527
	$5,130,012	$3,775,324

7.	TAXATION

The Company and its consolidated entities each files tax returns separately.

	a)	Income tax expenses (benefits)

The reconciliation of income taxes from continuing operation computed at the statutory tax rates applicable to the PRC and Hong Kong, to income tax benefits is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011

Income (loss) before income tax	$(18,315,946)	$333,320	$(3,595,274)	$(1,113,306)
Tax expense (benefit) at statutory rate	(4,507,815)	171,299	(879,166)	(261,397)
Gain on the business combination	-	(1,779,125)	-	-
Change in valuation allowance	2,788,617	170,742	929,925	32,841
Non-deductible expenses	-	89,960	-	48,891
Income tax expense (benefit)	$(1,719,198)	$(1,347,124)	$50,759	$(179,665)

The charges for income tax expenses are based on the results for the periods as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

All the related parties are as follows:

Name of related party	Relationship with the Group
Zhejiang the Fifth Season Investment Co., Ltd. (“Zhejiang Fifth Season”)	Controlled by a Company stockholder
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren Costume )	Controlled by a Company stockholder
Hangzhou the Fifth Season E-commerce Co., Ltd. (Original: Hangzhou the Fifth Season Costume Co., Ltd.)	Controlled by a Company stockholder
The Fifth Season Hangzhou Real Estate Planning and Services Co., Ltd. (“Hangzhou Real Estate”)	Controlled by a Company stockholder
The Fifth Season Nantong Commercial Investment Management Co., Ltd. (“Nantong Commercial”)	Controlled by a Company stockholder
The Fifth Season Shandong Trade Co., Ltd.	Controlled by a Company stockholder
Hangzhou Yinli Decorative Lighting Co., Ltd. (“Yinli Decorative Lighting”)	Controlled by one of the Company’s key management
Hangzhou Buy Bar	Controlled by a Company stockholder
Shandong Demian Group Co., Ltd. (“Shandong Demian”)	Controlled by a Company stockholder
Hangzhou Yiyue E-commerce Co., Ltd.	Controlled by a Company stockholder
Lianmo Wu	Stockholder and Chairman of Board of Directors
Shaoping Lu	Stockholder and CEO of Group
Hangzhou Hengji Energy Company Ltd. (“Hangzhou Hengji”)	Stockholder
Hongsen Xu	Key management of the Company
Dacheng Rao	Key management of the Company
Huaiqu Wen	Key management of the Company
Dezhou Jinmian Textile Co., Ltd.	Controlled by a Company stockholder
The Fifth Season International Investment Holding Co., Ltd.	Controlled by a Company stockholder

a)	Trade and rents receivables from related parties consist of the following:

	September 30,	December 31,
	2012	2011
Shandong Demian Group Co. Ltd.	$2,749,058	$2,766,665
The Fifth Season Shandong Trade Co., Ltd.	-	631,666
Zhejiang the Fifth Season Industrial Co., Ltd. (Original: Huaren
Costume)	-	200,262
Dacheng Rao	-	472,401
	$2,749,058	$4,070,994

b)	Loans receivables from related parties consist of the following:

	September 30,	December 31,
	2012	2011
Nantong Commercial	$-	$25,871
Hangzhou E-commerce( Original: Hangzhou Costume)	-	312,839
Yinli Decorative Lighting	1,790,659	-
Hangzhou Yiyue E-commerce	-	15,871
Huaiqu Wen	-	142,204
	$1,790,659	$496,785
Doubtful provision	(1,790,659)	-
	$-	$496,785

Loans receivable from related parties were short-term loans for additional working capital purpose of such related parties, which were non-interest bearing and were due on demand. In return, related parties lent non-interest bearing short-term loans to the Group when necessary. Historically, the Group has received more non-interest bearing short-term loans from related parties than loans to them.

The Group has been advised that, despite their potential indirect benefit to the Group, the foregoing loans to related parties contravene the Group's related transactions policies and procedures, as well as Section 402 of the Sarbanes-Oxley Act of 2002 ("SOX"), which prohibits a U.S, public company from granting personal loans to its officers, directors and other control persons, either directly or indirectly.  Since August 17, 2012, the Group has taken steps to settle these loan receivables and only $1.79 million due from Yinli Decorative Lighting (“Yinli”) remained by the end of the third quarter.   Yinli’s financial position is weak and the Group is doubtful whether this amount will be repaid. Full doubtful provision has been made for the balance. The Group has taken steps to collect the loan receivable from Yinli, including the assignment of a financial supervisor over Yinli to monitor its financial performance and negotiating with the owner of Yinli to raise funds to repay the loan.  Management is reviewing the Group's internal controls and procedures with, and educating its financial accounting personnel to ensure that all future transactions are in compliance with the requirements of SOX and the Company’s related transactions policies and procedures.

c)	Advance to suppliers, related parties consists of the following:

	September 30,	December 31,
	2012	2011
Yinli Decorative Lighting	$-	$5,713,561
Hangzhou Hengji	-	2,856,780
Total	$-	$8,570,341

As the Group’s customer cancelled its purchase order, the Group terminated the purchase contracts with the two above mentioned suppliers, and obtained a refund of its advances to them in the second quarter of 2012.

d)	Short term loans payable to related parties consists of the following:

	September 30,	December 31,
	2012	2011
Fifth Season Industrial	$2,143,143	$574,530
Zhejiang Fifth Season	-	1,169,858
Hangzhou Real Estate	98,089	40,471
Hangzhou Buy Bar	-	8,024
The Fifth Season Shandong Trade Co., Ltd	766,107	5,351,384
Hongsen Xu	-	57,070
Yinli Decorative Lighting	-	344,231
Lianmo Wu	1,318,357	929,328
Hangzhou Hengji	1,577,000	1,587,100
Dezhou Jinmian Textile Co., Ltd	172,617	-
The Fifth Season International Investment Holding Co., Ltd	3,444,979	-
	$9,520,292	$10,061,996

Loans payable to related parties were short-term loans from related parties for the Group’s additional working capital purpose, which were non-interest bearing and due on demand.

e)	Current portion of Long-term loans payable to related parties consists of the following

	September 30, 2012	December 31, 2011
Shaoping Lu	$4,250,000	$4,250,000

Current portion of Long-term loans to related party were interest bearing, see Note 5 for the interest rate and guarantee of the loan.

f)	Significant related party transactions other than loans are as follows:

		Nine Months Ended
		September 30,
	Transaction	2012	2011
Dacheng Rao	Leasing	$468,606 $	-

9.	STRAIGHT-LINE RENTAL INCOME AND RELATED EXPENSES

a) The Group’s real estate assets are leased to customers under operating leases. These leases have initial terms of 1 to 20 years, and usually the Group offers a rental holiday ranging from 2 to 12 months. The minimum rental amounts under the leases are generally subject to scheduled fixed increases.

The following table summarizes future minimum base rents to be received from customers for leases in effect as of September 30, 2012:

Year	Amount
2013	$1,874,524
2014	2,019,284
2015	1,915,432
2016	1,423,372
2017	1,380,620
Thereafter	8,679,699
$17,292,931

The following table summarizes future minimum base rents to be received from customers under subleases as of September 30, 2012:

Year	Amount
2013	$1,391,623
2014	623,578
2015	606,290
2016	296,194
2017	225,521
Thereafter	1,847
$3,145,053

10.	COMMITMENTS AND CONTINGENCIES

	a)	Purchase Commitments

Commitments for the purchase of commercial properties and construction for building totaled $10,687,564 as of September 30, 2012.

	b)	Lease commitments

As of September 30, 2012, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

Year	Amount
2012	$1,361,570
2013	2,048,621
2014	2,101,095
2015	1,847,089
2016	1,023,159
Thereafter	785,938
$9,167,472

c)	Contingencies

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

The Group did not accrue for any contingencies as of September 30, 2012.

11.	SEGMENT FINANCIAL INFORMATION

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

Nine months ended September 30, 2012 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$3,449,297	$89,608,464	$-	$-	$93,057,761
Segment profit (loss)	(11,023,048)	(4,894,873)	(837,111)	-	(16,755,032)

Nine months ended September 30, 2011 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$2,899,536	$133,634,400	$-	$-	$136,533,936
Gain on business Combination	7,116,499	-	-	-	7,116,499
Segment profit (loss)	2,395,588	(186,306)	(1,134,369)	-	1,074,913

Three months ended September 30, 2012 (Unaudited)

	Commercial				Total
	properties	Trading	Others	Elimination	segments
	leasing
External revenue	$191,508	$20,567,930	$-	$-	$20,759,438
Segment profit (loss)	(4,155,032)	$20,567,930	$(231,007)	-	(3,804,317)

Three months ended September 30, 2011 (Unaudited)

	Commercial
	properties				Total
	leasing	Trading	Others	Elimination	segments
External revenue	$1,059,918	$35,711,021	$-	$-	$36,770,939
Segment profit (loss)	(976,107)	(296,182)	(199,158)	-	(1,471,447)

*Revenue from other segment consist of small on-line sales of goods

12.	SUBSEQUENT EVENT

Management of the Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

In October 2012, the Group obtained a loan of RMB53 million (approximately $8 million) from Citi Bank for working capital, as well as a RMB24 million (approximately $4 million) non-interest bearing bank acceptance from Citi Bank which matures in April, 2013, and is secured by a RMB12 million (approximately $2 million) bank deposit and a pledge of commercial properties of the Group, guaranteed by the Company’s Chairman and controlling stockholder, Lianmo Wu, and his wife Chushing Cheung.

In October 2012, the Group obtained a RMB100 million (approximately $16 million) non-interest bearing bank acceptance from Dezhou Bank which matures in April, 2013, and is secured by a RMB100 million (approximately $16 million) bank deposit.

In November 2012, the Group obtained a RMB96 million (approximately $15 million) non-interest bearing bank acceptance from Shanghai Pudong Development Bank which matures in February, 2013, and is secured by a RMB48 million (approximately $7.5 million) bank deposit and a pledge of commercial properties of the Group, guaranteed by the Company’s Chairman and controlling stockholder, Lianmo Wu, and his wife Chushing Cheung.

In November 2012, the Group obtained a loan of RMB12.5 million (approximately $2 million) from Minsheng Bank for working capital, which is secured by a pledge of commercial properties of the Group, guaranteed by the Company’s Chairman and controlling stockholder, Lianmo Wu, his wife Chushing Cheung, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd., and the Company’s Director, Xiaolei Xing.

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

As at September 30, 2012, we had invested or leased seven commercial properties in Southeastern China, encompassing approximately 152,244 square meters, which includes three properties comprising 93,010 square meters, or approximately 61% of the properties, directly owned by us. Many of the properties are positioned as department stores with large commercial tenants, including but not limited to Bank of China, and Boshiwa International Holding Limited. We rely on the knowledge of our board of directors and management when making investment decisions. We intend to put additional investment policies in place as we expand our commercial real estate business in the coming years.

We wholesale our commodities to wholesale and retail customers in China, including to Shanghai Senhong Metal Co., Ltd. and Shanghai Quanhao Material Co., Ltd.

Recent Developments

In November 2012, the Board of Directors of the Company expanded itself to four members and appointed each of Messrs. In November 2012, the Board of Directors of the Company expanded itself to four members and elected each of Mr. Lide Zhu and Mr. Lifang Fu as directors of the Company, to fill the vacancies created by the expansion of the Board.

Mr. Lide Zhu, aged 48, was appointed as a Director of the Company on November 3, 2012. Mr. Zhu has also served since September 2007 as a Vice President of Vice President of Fifth Season (Hong Kong) International Group Co., Ltd. (“Fifth Season HK”), the Company’s subsidiary. Prior to joining Fifth Season HK, Mr. Zhu served from October 1994 as General Manager of Yinli Lighting Electrical Appliance Co., Ltd., a customer of the Company. Mr. Zhu has diploma from the Hangzhou Party Committee Special Training School and has served as Chairman of the Hangzhou Zhejiang Lighting Association, and as executive director of the Jianggan District Chamber of Commerce since March 1996.

Mr. Lifang Fu, aged 35, was appointed as a Director of the Company on November 3, 2012. Mr. Fu has also served since September 2007, as a Vice President of Fifth Season HK, the Company’s subsidiary. Mr. Fu has over 10 years’ corporate governance and marketing experience, and prior to joining Fifth Season HK, Mr. Fu was a Founder and operator of the Hangzhou Zhongce Electric (Stock) Co., Ltd., a business engaged in the sale of telecommunication cables. Mr. Fu holds a degree in Industry and Commerce from the Hangzhou University of Business Administration.

The Company has not entered into separate agreements with either of Messrs. Zhu and Fu in connection with their respective roles as director.

Except as follows, none of Mr. Zhu and Mr. Fu is related to any of the Company’s executive officers or directors, nor has any of them been a party to any transaction requiring disclosure pursuant to Item 404(a) of Regulation S-K. Mr. Zhu has provided a personal guarantee in connection with a loan agreement between the Company and Chouzhou Bank for loans totaling $4,731,000.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the interim period ended September 30, 2012:

  Revenue: Revenue decreased $43 million, or 31.8%, to $93 million for the nine months ended September 30, 2012, from $137 million for the same period in 2011.

  Gross Profit and Margin: Gross profit decreased $2.3 million, or 96.1%, to $0.1 million for the nine months ended September 30, 2012, from $2.4 million for the same period in 2011.

  Net income (loss) from continuing operation: Net loss from continuing operation was $17 million for the nine months ended September 30, 2012, while net income from continuing operation was $1.7 million for the same period in 2011.

  Fully diluted earnings (loss) per share: Fully diluted loss per share was $(0.04) for the nine months ended September 30, 2012, as compared to fully diluted earnings per share of $0.01 for the same period in 2011.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months ended September 30,

	2012		2011

		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance(%)

Sales from trading	20,567,930	99.1%	35,711,021	97.1%	(15,143,091)	-42.4%

Rental and other revenues	191,508	0.9%	1,059,918	2.9%	(868,410)	-81.9%
Total Revenue	20,759,438	100.0%	36,770,939	100.0%	(16,011,501)	-43.5%

Cost of tangible goods sold	20,534,368	98.9%	35,121,235	95.5%	(14,586,867)	-41.5%

Expenses applicable to rental and other revenue	1,169,149	5.6%	886,764	2.4%	282,385	31.8%

Costs and expenses applicable to sales and revenues	21,703,517	104.5%	36,007,999	97.9%	(14,304,482)	-39.7%
Gross profit	(944,079)	-4.5%	762,940	2.1%	(1,707,019)	-223.7%

Selling expenses	183,415	0.9%	473,295	1.3%	(289,880)	-61.2%
General and administrative expenses	457,500	2.2%	1,671,966	4.5%	(1,214,466)	-72.6%
Interest income	225,152	1.1%	3,096,172	8.4%	(2,871,020)	-92.7%
Interest expense	(2,028,074)	-9.8%	(2,691,836)	-7.3%	663,762	-24.7%
Gain on business combination	-	0.0%	-	0.0%		0.0%
Net non-operating income/expense	(207,358)	-1.0%	(135,321)	-0.4%	(72,037)	53.2%
Income tax benefit	(50,759)	-0.2%	179,665	0.5%	(230,424)	-128.3%

Net loss from continuing operations	(3,646,033)	-17.6%	(933,641)	-2.5%	(2,712,392)	290.5%

Net loss on discontinued operation	(158,284)	-0.8%	(537,806)	-1.5%	379,522	-70.6%

Income (loss) before extraordinary items	(3,804,317)	-18.3%	(1,471,447)	-4.0%	(2,332,870)	158.5%

Less: net loss attributable to the non-controlling interest	(1,921)	0.0%	(3,855)	0.0%	1,934	-50.2%

Net income (loss)	(3,802,396)	-18.3%	(1,467,592)	-4.0%	(2,334,804)	159.1%

Total Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the three months ended September 30, 2012, approximately 0.9% and 99.1% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 2.9% and 97.1%, respectively, for the same period in 2011. Our total revenue decreased from approximately $37 million in the three months ended September 30, 2011, to approximately $21 million in the same period in 2012, representing a growth rate of approximately -42%.

Our real estate operations segment is comprised of investing activities, property management activities, property assignment activities and commercial leasing activities. We lease commercial properties, such as department stores, and karaoke lounges, to third party customers in China and earn revenues through the receipt of monthly lease payments from our tenants, most of which are department store tenants. We also earn revenue from occasionally providing consulting services to third party property owners who wish to sell or lease commercial properties. Revenue from commercial leasing decreased by 81.9%, to $0.2 million in the three months ended September 30, 2012, from $1.1 million in the same period in 2011. The decrease was primarily due to the cancellation of two major lease agreements in Jiashan, Zibo and Shanghai Jiadu with total annual rental fee of $3.4 million at the beginning of the 2012 third quarter. We did not generate any income or expenses from investing activities, property management activities or property assignment activities during the three months ended September 30, 2012 and 2011.

Revenue from our wholesale segment, decreased by 42.4% to $21 million in the three months ended September 30, 2012, from $36 million in the same period in 2011. Sales of copper and zinc accounted for 99.9% of our segment revenue for the 2012 third quarter. Sales of copper, steel and lamps accounted for 99.9% of our segment revenue for the third quarter of 2011. The decrease in revenue from our wholesale segment was mainly due to a decrease in sales volume, primarily due to decreased sales orders from customers as affected by a slowdown in the Chinese economy during the 2012 period. We did obtain orders from new customers during the period which we expect will be a continuing trend for the remaining 2012 quarters due to management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance our competitiveness.

Total Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $21.7 million, or 104.5% of total revenue, for the three months ended September 30, 2012, as compared to $36 million, or 97.9% of total revenue, for the same period in 2011.

Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes. Unless we buy, place in service or sell assets, depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year as we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a useful life. The expenses incurred in our real estate operation segment were attributable to our investing activities and our commercial leasing activities in that segment. Expenses applicable to our real estate operation segment increased by 31.8% to $1.2 million in the three months ended September 30, 2012, from $0.9 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011. On March 31, 2011, pursuant to the terms of an Equity Sale and Purchase Agreement, dated February 28, 2011, by and among Shandong TFS and two original individual stockholders of Longyun, the Company completed its acquisition of 100% of the equity interest of Longyun for a total consideration of RMB58 million (approximately $8,846,160) in cash, which was paid in 2011.There were no expenses related to our property management activities or property assignment activities for the three months ended September 30, 2012 and 2011.

Cost of goods sold for our wholesale segment includes the cost of the purchase of goods and freight costs. Cost of goods sold decreased by 41.5% to $21 million in the 2012 third quarter, from $35 million in the same quarter of 2011. Such decrease was generally in line with the decrease in sales from our wholesale segment.

Gross Profit and Gross Margin: Our gross profit decreased by 223.7% to gross loss $0.9 million in the three months ended September 30, 2012, from gross profit $0.8 million in the same period in 2011, due to decrease in gross profit from both our real estate operations and trading segment. Gross profit as a percentage of total revenue (gross margin) was -4.5% and 2.1% for the three months ended September 30, 2012 and 2011, respectively.

Our real estate operations segment had a gross loss of $1 million in the three months ended September 30, 2012, a 664.6% decrease, as compared to a gross profit of $0.2 million in the same period of 2011. As mentioned above, there were two major lease agreements cancelled at the beginning of the 2012 third quarter, which resulted in the gross loss in our real estate operations segment.

Gross profit from our wholesale segment decreased by 94.3% to a gross profit of $0.03 million in the three months ended September 30, 2012, from $0.6 million in the same period in 2011. The decrease resulted from our strategy to expand our market share and be more competitive by lowering our selling price.

Selling Expenses: Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the three months ended September 30, 2012 were $0.2 million, decreasing from $0.5 million in the same 2011 period, representing a 61.2% decrease. The decrease was mainly due to a decrease in staff costs and advertising expense caused by the shrinking of our wholesale business.

General and Administrative Expenses: General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses decreased $1.2 million, or 72.6%, to $0.5 million in the three months ended September 30, 2012, from $1.7 million in the same period in 2011. The decrease was mainly due to the reversal of approximately $2 million doubtful provision against long aged accounts receivable collected in the third quarter of 2012.

Interest Income. Interest income decreased $2.9 million in the three months ended September 30, 2012, from $3.1 million in the same period in 2011. We earned interest income from the deposits pledged with banks for financing purposes. The decrease in the interest income was mainly due to the decrease in the average balance of deposits pledged.

Interest Expense: Interest expense decreased $0.7 million, or 24.7%, to $2 million in the three months ended September 30, 2012, from $2.7 million in the same period in 2011, primarily due to less borrowings and loans during the third quarter of 2012.

Net non-operating income/expense: On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shandong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $47,310,000 with original maturity date of January 27, 2012. In January 2012, Shandong TFS applied for an extension of its entrusted loan agreement to July 31, 2012, which was finally agreed by Shandong Shengli in February 17, 2012. According to provisions of the extension agreement, Shandong TFS should repay the loan by installment, but Shandong TFS defaulted on the installment payment in both the second and third quarters. During the period that the loan was in default, CITIC Bank charged Shandong TFS an interest penalty at 50% of the interest rate defined in the original loan agreement.

Income Taxes: Our income tax benefit decreased by approximately $0.23 million, or 128.3%, to tax expenses $0.1 million in the three months ended September 30, 2012, from tax benefit $0.18 million in the same period of 2011. The decrease was due to the combined effect of recognition of deferred tax assets and liabilities, and due to the provision of allowance against deferred tax assets.

Net income (Loss) from continuing operations: In the three months ended September 30, 2012, we suffered a net loss from continuing operations of $3.6 million in the three months ended September 30, 2012, while we recorded a net loss from continuing operations of $0.9 million in the same period last year, as a result of the factors described above.

Net income (Loss): In the three months ended September 30, 2012, we suffered a net loss of $3.8 million in the three months ended September 30, 2012, while we recorded a net loss of $1.5 million in the same period last year, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Nine Months Ended September 30,
	2012		2011
		As a percentage		As a percentage
	In Dollars	of total revenue	In Dollars	of total revenue	Changes	Variance (%)
Sales from trading	89,608,464	96.3%	133,634,400	97.9%	(44,025,936)	-32.9%
Rental and other revenues	3,449,297	3.7%	2,899,536	2.1%	549,761	19.0%
Total Revenue	93,057,761	100.0%	136,533,936	100.0%	(43,476,175)	-31.8%
Cost of tangible goods sold	89,297,515	96.0%	131,820,085	96.5%	(42,522,570)	-32.3%
Expenses applicable to rental and other revenue	3,666,770	3.9%	2,330,978	1.7%	1,335,792	57.3%

Costs and expenses applicable to sales and revenues	92,964,285	99.9%	134,151,063	98.3%	(41,186,778)	-30.7%
Gross profit	93,476	0.1%	2,382,873	1.7%	(2,289,397)	-96.1%

Selling expenses	646,451	0.7%	1,140,785	0.8%	(494,334)	-43.3%
General and administrative expenses	10,965,215	11.8%	4,161,903	3.0%	6,803,312	163.5%
Interest income	1,191,019	1.3%	3,099,491	2.3%	(1,908,472)	-61.6%
Interest expense	(7,556,162)	-8.1%	(6,966,754)	-5.1%	(589,408)	8.5%
Gain on business combination	-	0.0%	7,116,499	5.2%	(7,116,499)	-100.0%
Net non-operating income/expense	(432,613)	-0.5%	3,899	0.0%	(436,512)	-11195.5%
Income tax benefit	1,719,198	1.8%	1,347,124	1.0%	372,074	27.6%

Net loss from continuing operations	(16,596,748)	-17.8%	1,680,444	1.2%	(18,277,192)	-1087.6%

Net loss on discontinued operation	(158,284)	-0.2%	(605,531)	-0.4%	447,247	-73.9%

Income (loss) before extraordinary items	(16,755,032)	-18%	1,074,913	0.8%	(17,829,945)	-1658.7%

Less: net loss attributable to the non-controlling interest	(19,839)	0.0%	(41,857)	0.0%	22,018	-52.6%

Net income (loss)	(16,735,193)	-18%	1,116,770	0.8%	(17,851,963)	-1598.5%

Total Revenue: We generate revenue primarily from the leasing of commercial properties and the wholesale of various goods, as well as from some online sales of consumer products. For the nine months ended September 30, 2012, approximately 3.7% and 96.3% of our revenues were derived from our real estate operation segment and wholesale segment, respectively, as compared to 2.1% and 97.9%, respectively, for the same period in 2011. Our total revenue decreased from approximately $137 million in the nine months ended September 30, 2011, to approximately $93 million in the same period in 2012, representing a growth rate of approximately -31.8% .

Revenue from commercial leasing increased by 19.0%, to $3.4 million in the nine months ended September 30, 2012, from $2.9 million in the same period in 2011. The increase was primarily due to increase in revenues from the increased occupancy rate of Jiashan TFS and Shandong TFS and due to contribution from our subsidiary, TFS Bingzhou, which commenced operations in April 2011.We recorded $nil in our investing activities for the nine months ended September 30, 2012, as compared to a $7.1 million gain on a business combination in the same period in 2011. None of our clients have taken advantage of our property management services to date and so we recorded $nil management fees and related expenses for the nine months ended September 30, 2012 and 2011. No revenue applicable to property assignment was recognized for the nine months ended September 30, 2012 and 2011, because no commercial property was sold during the period.

Revenue from our wholesale segment, decreased by 32.9% to $90 million in the nine months ended September 30, 2012, from $134 million in the same period in 2011. Sales of copper and zinc accounted for 99.9% of our segment revenue for first nine months of 2012. Sales of copper, steel and lamps accounted for 99.9% of our segment revenue for the first nine months of 2011. The decrease in revenue from our wholesale segment was a combined effect of :(1) increase in sales volume in first quarter of 2012 resulting from increased sales orders from Shanghai Senhong who made us their major supplier in 2011; and (2) decrease in sales volume in second and third quarter of 2012 as compared with the corresponding period of 2011, as affected by the slowdown of Chinese economy. In addition, we achieved orders from new customers. We expect this trend to continue during the remaining 2012 quarter as a result of management’s continuing efforts to develop new customers and strengthen our management of suppliers to reduce purchasing costs and enhance our competitiveness.

Total Cost of Revenue: Our cost of revenue includes expenses applicable to our real estate operation segment, cost of goods sold for our wholesale segment and other expenses relating to our online sales. Our total cost of revenue was $93 million, or 99.9% of total revenue, for the nine months ended September 30, 2012, as compared to $134 million, or 98.3% of total revenue, for the same period in 2011.

Expenses applicable to our real estate operation segment increased by 57.3% to $3.7 million in the nine months ended September 30, 2012, from $2.3 million in the same period in 2011. The increase was primarily due to the combined effect of the higher 2012 period depreciation expense resulting from newly acquired property in February and April 2011, and the decrease in staff costs and rental expense, as we liquidated our business in Liyang in late 2011. None of our clients have taken advantage of our property management services to date and so we recorded $nil expenses for the nine months ended September 30, 2012 and 2011. There are no expenses related to our investing activities or property assignment activities for the nine months ended September 30, 2012 and 2011.

Cost of goods sold for our wholesale segment includes the cost of the purchase of goods and freight costs. Cost of goods sold decreased by 32.3% to $89 million for the first nine months of 2012, from $132 million for the first nine months of 2011. Such decrease was generally in line with the decrease in sales from our wholesale segment.

Gross Profit and Gross Margin: Our gross profit decreased by 96.1% to $0.1 million in the nine months ended September 30, 2012, from $2.4 million in the same period in 2011, due to the effect of: decreases in gross profits from both our wholesale segment and our real estate operations segment. Gross profit as a percentage of total revenue (gross margin) was 0.1% and 1.7% for the nine months ended September 30, 2012 and 2011, respectively.

In our real estate operations segment we suffered a gross loss of $0.2 million in the nine months ended September 30, 2012, a 138.2% decrease, as compared to a gross profit of $0.6 million in the same period of 2011. Such change was primarily due to the cancellation of two major lease agreements at the beginning of the 2012 third quarter.

Gross profit from our wholesale segment decreased by 82.9% to a gross profit of $0.3million in the nine months ended September 30, 2012, from $1.8 million in the same period in 2011. The decrease resulted from our strategy to expand our market share and be more competitive by lowering our selling price.

Selling Expenses: Our selling expenses consist primarily of compensation and benefits to our sales staff, advertising expenses, business travel, transportation costs and other sales related costs. Our selling and marketing expenses in the nine months ended September 30, 2012 were $0.6 million, from $1.1 million in the same 2011 period, representing a 43.3% decrease. The decrease was mainly due to a decrease in staff costs and advertising expense caused by the shrinking of our wholesale business.

General and Administrative Expenses: General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs and corporate overhead. Our administrative expenses increased $7 million, or 163.5%, to $11 million in the nine months ended September 30, 2012, from $4 million in the same period in 2011. The increase was mainly due to the increase in the further doubtful provision against long aged accounts receivable with amount of $2.8 million in 2012. In addition, the increase was due to the increase during the 2012 period in professional expense, staff costs, office building rental expense and other administrative expenses as a result of the establishment of subsidiary companies in late 2011.

Interest income. Interest income decreased $2 million in the nine months ended September 30, 2012, from $3 million in the same period in 2011. We have been engaged in providing exclusive agency services to assist a property development company to sell its properties, with the condition that we prepay approximately $33 million as a deposit towards the proceeds of such sales. We recognized approximately $3 million in interest income generated by the deposit in nine months ended September 30, 2011, and approximately $0.4 million in 2012. We also recognized nil interest income generated by restricted cash in nine months ended September 30, 2011, and approximately $0.7 million in 2012.

Interest Expense: Interest expense increased $0.6 million, or 8.5%, to $7.6 million in the nine months ended September 30, 2012, from $7 million in the same period in 2011, primarily due to more borrowings and loans during the first nine months of 2012.

Net non-operating income/expense: On January 28, 2011, Shandong TFS entered into an entrustment loan agreement with CITIC Bank (as trustee on behalf of Shandong Shenli Steel Pipe Co., Ltd.), an unrelated third party, for a loan in the principal amount of $47,310,000 with an original maturity date of January 27, 2012. In January 2012, Shandong TFS applied for an extension of the loan agreement to July 31, 2012, which was finally agreed by Shandong Shenli in February 17, 2012. Since the agreement was 21 days after the original maturity date, CITIC Bank charged Shandong TFS a $0.2 million interest penalty. Furthermore, according to provisions of the extension agreement, Shandong TFS should repay the loan by installment, but Shandong TFS defaulted on the installment payment in both second and third quarters. During the period that the loan was in default, CITIC Bank charged Shandong TFS an interest penalty at 50% of the interest rate defined in the original loan agreement.

Gain on business combination: Gain on business combination of $7.1 million during 2011 resulted from the acquisition of Longyun during the first quarter in 2011.

Income Taxes: Our income tax benefit increased by approximately $0.4 million, or 27.6%, to $1.7 million in the nine months ended September 30, 2012, from $1.3 million in the same period of 2011. The increase was due to the combined effect of recognition of deferred tax assets and liabilities, and impacted by the provision of allowance against deferred tax assets.

Net income (Loss) from continuing operations: In the nine months ended September 30, 2012, we suffered a net loss from continuing operations of $17 million in the nine months ended September 30, 2012, while we recorded a net income from continuing operations of $1.7 million in the same period last year, as a result of the factors described above.

Net income (Loss): In the nine months ended September 30, 2012, we suffered a net loss of $17 million in the nine months ended September 30, 2012, while we recorded a net income of $1.1 million in the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $0.16 million and we had a working capital deficit of approximately $52 million. We provided approximately $10.7 million in cash for our operating activities in the nine months ended September 30, 2012. We believe that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on future projections of our profits and cash inflows from operations, including commercial property leasing and providing agent service to properties sales, sales of commercial properties, and our anticipated ability to obtain continued financing or loans from related parties to finance the Company’s continuing operations, we have prepared the consolidated financial statements on a going concern basis.

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

Though there are restrictions on the convertibility of the RMB for capital account transactions, which principally includes investments and loans, we generally follow the regulations and apply to obtain the approval of SAFE and other relevant PRC governmental authorities. Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory reserve fund until the amounts in said fund reaches 50% of their registered capital. The reserve that each of our PRC subsidiaries provided is to make provision for loss or transfer to capital. As of September 30, 2012, the accumulated statutory reserve fund of these subsidiaries was $3,992. Our PRC subsidiaries will be required to allocate 10% of our future net income, after deducting accumulated deficit, to a maximum reserve of RMB228.5 million (approximately $33.5 million), representing 50% of the total registered capital of our PRC subsidiaries amounting to RMB457 million (approximately $67 million) as of September 30, 2012. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends, which affects the nature of retained earnings: the part of retained earnings allocated to statutory reserve funds is treated as appropriated retained earnings, and the remaining part is unappropriated retained earnings. Our statutory reserve does not limit our ability to use cash from operations to fund our business, but affects the nature of retained earnings only. Allocations to statutory reserve are not transferrable as cash dividends. As investment holding companies, our off-shore subsidiaries, including Fifth Season HK and Business Real Estates, do not have material cash obligations to third parties. Therefore, the restriction does not impact the liquidity of the companies.

We believe that our available cash and cash equivalents and cash provided by operating activities will meet part of our present cash needs, but we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months, which we expect to amount to approximately $22 million. We expect that our future capital expenditures will be the continued addition of more properties and the upgrade of our existing properties to enhance our competiveness in the rental market. As of September 30, 2012, our operating lease commitment and capital commitment, which will be paid during 2013, were $9.2 million and $10.7 million, respectively. We have also budgeted approximately $10 million for our future business acquisitions.

We historically financed our operations principally from cash flows generating in operating activities and from external financing raised from banks and other lenders. We expect to generate more cash flow from operation activities with increasing occupancy rates in its commercial properties and the expiration of lease holidays. In addition, we expect to enjoy a commission income of up to RMB76 million (approximately $12 million), from exclusive agent services provided on the Mintai Project.

We have also undertaken a plan to sell commercial buildings in Shanghai to Shandong Shengli Steel Pipe Co., Ltd. at a price of not less than RMB380 million (approximately $60 million), and a letter of intent with Shandong Shengli Steel Pipe Co., Ltd. for the sale of commercial properties in Shanghai was signed in August 2012. The selling of the commercial buildings is still currently in progress.

We expect to obtain credit facilities from banks by pledging the existing unmortgaged properties, up to $46.7 million, and expect no difficulties to revolve credit facilities or borrowings when necessary based on the good relationship with the lenders.

We believe that available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings, should enable us to meet presently anticipated cash needs for at least the next 12 months and we have prepared the consolidated financial statements on a going concern basis. However, we continue to have ongoing obligations and expect that we will require additional capital in order to execute our longer-term business plan. If we are unable to raise additional capital or encounters unforeseen circumstances that place constraints on our capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, controlling overhead expenses and seeking to sell commercial properties. We cannot provide any assurance that we will raise additional capital if needed. We have not received any commitments for new financing and cannot provide any assurance a new financing will be available to us on acceptable terms, if at all.

The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by(used in) operating activities	$10,744,171	$(68,679,864)
Net cash used in investing activities	(8,384,488)	(24,916,026)
Net cash provided by(used in) financing activities	(2,511,279)	93,735,696
Effects of exchange rate change in cash	(1,375)	11,664
Net increase in cash and cash equivalents	(152,971)	151,470
Cash and cash equivalents, beginning of the year	308,661	227,664
Cash and cash equivalent, End of the period	$155,690	$379,134

Operating activities

Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2012, as compared to $68.7 million net cash used in operating activities for the same period in 2011, primarily due to our enhanced trade receivables collection in 2012. The balance of trade receivables decreased by $44.8 million as at September 30, 2012, compared to the balances at December 31, 2011.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $8.4 million, as compared to $24.9 million net cash used in investing activities for the same period in 2011. The decrease was primarily due to less expenditure on the purchase of real estate and related assets in 2012 period as compared to such expenditure during the 2011 period.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $2.5 million, as compared to $93.7 million net cash provided by financing activities for the same period in 2011. Such decrease was primarily due to the maturity and repayment in the 2012 period of more short-term and long-term borrowings obtained in the 2011 period.

Loans

As of September 30, 2012, the amount, maturity date and term of each of our loans were as follows:

(All amounts in U.S. Dollars)
	Interest rate	Maturity date	Balance
Lender
Xichen Song	14.40%	December 15, 2012	29,036,539
Sungeng Ye	28.80%	September 28, 2013	2,365,500
Shaoping Lu	12%	March 1, 2013	4,250,000
Short-term bank loans
China CITIC Bank	7.87%	October 5, 2012	3,942,500
China CITIC Bank	7.87%	October 17, 2012	3,154,000
Minfu Small-scale Credit Co, ltd.	18.0%	February 23, 2013	4,731,000
Minfu Small-scale Credit Co, ltd.	18.0%	February 26, 2013	788,500
China Minsheng Bank	6.44%	October 23, 2012	3,154,000
Chouzhou Bank	7.80%	June 21, 2013	4,731,000
Total			$56,153,039
____________________
* Calculated based on the exchange rate of $1 = RMB 6.3412

As at September 30, 2012, we were in material compliance with all our outstanding loans as disclosed in more detail as follows:

  On May 25, 2012, Longyun borrowed $15,770,000 in total from Minfu Small-scale Credit Co, Ltd., at an interest rate of 14.4% per annum for a term of 90 days in order to help Shandong TFS meet its obligations under the entrustment loan to Shengli Steel. This loan is guaranteed jointly and severally by Shandong TFS and Guangzhou Jie Zhi Meng Resource Technology Co., Ltd., an unaffiliated third party. The Company sought an extension of the repayment date for this loan before it became due. The roll-over contract renewed the term of interest rate at 18.00% per annum. In the third quarter, Longyun repaid $10,250,500 and as of September 30, 2012, the balance of the loan was $5,519,500 in total.

  We entered into a loan agreement with China Minsheng Bank on July 23, 2012, to borrow a sum of $3,154,000 for the purpose of purchasing goods for our wholesale business. The loan was repayable in 3 months at an interest rate of 15% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China Minsheng Bank was pledged by commercial properties valued at $5,160,712 and was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan was fully repaid subsequently to the maturity date. During the period that the loan was in default, the Group was required to pay an additional interest penalty charged at 50% of the interest rate defined in the original loan agreement.

  We entered into a loan agreement with China CITIC Bank on April 5, 2012, to borrow a sum of $3,942,500 for working capital. The loan has a term of 6 months at an interest rate of 177.2 BPs above the base rate published by the People’s Bank of China. The outstanding short-term loan from China CITIC Bank was pledged by commercial properties valued at $3,883,436 and was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan was fully repaid in October 2012.

  We entered into a loan agreement with China CITIC Bank on April 17, 2012, to borrow a sum of $3,154,000 for the purpose of purchasing goods for our wholesale business. The loan had a term of 3 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short-term loan from China CITIC Bank was pledged by commercial properties valued at $3,957,614 and was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan was fully repaid in October 2012.

  We entered into a loan agreement with Chouzhou Bank on July 20, 2012, to borrow a sum of $4,731,000. The loan has a term of 12 months at an interest rate of 20% above the base rate published by the People’s Bank of China. The outstanding short- term loan from Chouzhou Bank was pledged by commercial properties valued at $10,406,643 and was guaranteed by Hangzhou Hengding Plastic Wood Tools Co., Ltd, Hangzhou Yinli Decorative Lighting Co., Ltd, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd, Lianmo Wu, Chushing Cheung, Weidong Zhong, Xiaolan Yuan, Lide Zhu and Wenwei Shan.

  On February 23, 2011, Fifth Season HK entered into a loan agreement with Mr. Shaoping Lu, our Chief Executive Officer and Director, for a loan in the principal amount of $4,250,000. The loan from Mr. Lu was guaranteed by Mr. Wu and his wife, Ms. Cheung. The loan has a term of 2 years at an annual interest rate of 12%. The purpose of the loan is for purchasing properties in Zibo, Shandong. The loan is secured by the entire assets of Fifth Season HK, Mr. Wu and Ms. Cheung. The repayment must be made in Renminbi at the official foreign exchange rate of the PRC on the day of the repayment, and must be used to first settle penalty interest, handling charge and overdue fines (if any), and then to settle the interest and the principal. Mr. Lu is entitled to rescind the loan agreement if any of the following circumstances occurs: (1) Fifth Season HK provides untrue information, (2) the repayment of the loan is overdue for more than 5 days, (3) the loan is used outside of the permitted purpose, (4) Fifth Season HK fails to inform Mr. Lu of a material change in the business of the Company, (5) Fifth Season HK provides a third-party guarantee without informing Mr. Lu in writing 30 days in advance, (6) Mr. Wu and Ms. Cheung commence divorce proceedings or (7) Fifth Season HK breaches the loan agreement.

  On August 15, 2012, the Company obtained a short-term loan from Xichen Song, an unaffiliated third party, in the principal amount of $29,036,539. The loan is repayable in on December 15, 2012 at an interest rate of 14.4%, which increases to 21.6% if the Company defaults on its obligation to repay the loan. The purpose of the loan was for the repayment of the entrusted loan from China CITIC Bank. The loan was guaranteed by Zibo Mintai Property Development Co., Ltd.

  On September 29, 2012, the Company obtained a short-term loan from Sungeng Ye, an unaffiliated third party, in the principal amount of $2,365,500. The loan is repayable in on September 28, 2013, at an interest rate of 28.8%. The loan was pledged by commercial properties amounting to $1,100,647 and guaranteed by Lianmo Wu, the Company’s Chairman, President and controlling stockholder.

Since September 30, 2012, the Company has incurred the following additional loan commitments:

  In October 2012, the Company obtained a loan of RMB53 million (approximately $8 million) from Citi Bank for working capital, as well as a RMB24 million (approximately $4 million) non-interest bearing bank acceptance from Citi Bank which matures in April, 2013. The loan accrues interest at a rate of 7.2%, which increases to 10.8% if the Company defaults on its obligation to repay the loan. The loan is secured by a pledge of commercial properties of the Company and its affiliates, and a guarantee by the Company’s chairman and controlling stockholder, Lianmo Wu, and his wife Chushing Cheung.

  In October 2012, the Group obtained a RMB100 million (approximately $16 million) non-interest bearing bank acceptance from Dezhou Bank which matures in April, 2013. The loan is secured by is secured by a RMB100 million (approximately $16 million) bank deposit of the Group.

  In November 2012, the Company obtained a RMB96 million (approximately $15 million) non-interest bearing bank acceptance from Shanghai Pudong Development Bank which matures in February, 2013. The bank acceptance is secured by a RMB48 million (approximately $7.5 million) bank deposit, a pledge of commercial properties of the Company and its subsidiaries, and a guarantee by Mr. Wu and Ms. Cheung.

  In November 2012, the Company obtained a loan of RMB12.5 million (approximately $2 million) from Minsheng Bank for working capital. The loan accrues interest at a rate of 7.28%, which increases to 10.92% if the Company defaults on its obligation to repay the loan. The loan is secured by a pledge of commercial properties of the Company and its subsidiaries, and a guarantee by Mr. Wu, Ms. Cheung, the Fifth Season Hangzhou Department Store Investment Management Co., Ltd., and Xiaolei Xing.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Shaoping Lu, and our Principal Accountant, GuoQiying, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that, as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

During its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, our management determined that the Company lacked effective procedures to ensure its transactions with related parties are in compliance with the requirements of the Sarbanes-Oxley Act of 2002 ("SOX"). The Company has made loans and prepayments to related parties, which, despite their potential indirect benefit to the Company, are in contravention of Section 402 of SOX, which prohibits a US public company from granting personal loans to its officers, directors and other control persons, either directly or indirectly. The Company has taken steps to settle all but $1.79 million of these loan receivables by the end of the third quarter, but due to the weak financial position of the remaining debtor, it is doubtful whether this outstanding amount will be repaid. Full doubtful provision has been made for the balance. The Company has not made any additional loans or prepayments to related parties.

Management believes that this weakness is primarily attributable to the Company’s status as an emerging company with limited personnel with insufficient knowledge and experience of SEC rules and regulations. Management has allocated additional human and financial resources to curing this deficiency, including review of the Company’s recently adopted related party transaction policies and procedures with the Company’s management and accounting personnel to ensure that all future transactions are in compliance with the requirements of SOX and the Company’s related transactions policies and procedures.

Notwithstanding management’s determination that our internal control over financial reporting was ineffective as of September 30, 2012, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Except with respect to the review of our related party transaction policies and procedures with our management and accounting personnel, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed with this Form 10-Q for Fifth Season International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 2012	FIFTH SEASON INTERNATIONAL, INC.

By: /s/ Shaoping Lu
Shaoping Lu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chen Dongdong
Chen Dongdong
Principal Accountant
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

____________________
* Filed with this Form 10-Q for Fifth Season International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.